Form 10KSB
period 1995-06-30
CELCOR INC
filed 1995-09-29
CIK 745651

September 29, 1995

Securities and Exchange Commission
Judiciary Plaza
450 5th Street, N.W.
Washington, D.C.  20549

            Re: 10-KSB of Celcor, Inc.

Dear Sir or Madam:

      In accordance with Rule 13a-1 under the Securities Exchange Act of 1934, I attach for filing the Form 10-KSB of Celcor, Inc. The financial statements in this report do not reflect any change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices. A filing fee in the amount of $250 has been transmitted to the Commission in accordance with Rule 13a-1 and the EDGAR Rules.


                                          Very truly yours,


                                          /s/George J. Mazin
                                          George J. Mazin


                                FORM 10-KSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                               (Mark One)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
           For the fiscal year ended....................June 30, 1995
      [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
            For the transition period from .......................... to
            ........................
                     Commission File No. 0-13337

                              CELCOR, INC.
                (Name of small business issuer in its charter)

      DELAWARE                                        22-2497491
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

1800 Bloomsbury Ave., Ocean, N.J.                     07712
(Address or principal Executive Office)               (Zip Code)

Issuer's telephone number                             (908) 922-3158

Securities registered under Section 12(b) of the Exchange Act:
 Title of each class            Name of each exchange on which registered
                  None

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, $.001 par value
                              (Title of class)


      Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes ..X..  No ........

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                    Cover page continues on following page

State issuer's revenues for its most recent fiscal year...................$0.

      State the aggregate market value of the voting stock held by nonaffiliates by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act).

      The aggregate market value of the voting stock held by nonaffiliates as of September 19, 1995 was approximately $750,000.

                      (ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the Court.  Yes ..X..  No .........

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      As of September 19, 1995 there were outstanding 3,364,674 shares of issuer's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

      1. Issuer's Definitive Proxy Statement, to be filed in connection with issuer's proposed merger with Northeast (USA) Corp., is incorporated by reference in partial response to the items in Part III of this Form 10-KSB.

      2. Issuer's Current Report on Form 8-K dated August 15, 1994 is incorporated herein by reference in response to Item 8 of Part II of this Form 10-KSB.

      Transitional Small Business Disclosure Format (check one):
      Yes . . . ;  No . X. .

                                PART I


Item 1.     Business

            Celcor, Inc. (the "Company") was founded on January 16, 1984, to exploit new markets created by the approval of the new "cellular" mobile telephone technology by the Federal Communications Commission and the deregulation of the telecommunications industry. After completion of its Initial Public Offering in February, 1985, the Company extended its business into other areas in the telecommunications field, such as radio paging and (through the acquisition of The Pay Telephone Company, Inc. in December, 1985) the private pay telephone marketplace, and the private network switching business.

            However, because the growth and profitability of its operations fell short of expectations and because of the limited success of a second public financing in July of 1987, the Company, beginning in 1987, began selling off or closing some of its operations. By February, 1991 the Company had ceased or sold off all of its operations.

            Unable to obtain financing to repay debt or fund operations of any kind, the Company, in April of 1991, filed for protection under Chapter 11 of the Bankruptcy Code (Bankruptcy Court - District of N.J., Newark, N.J.(the "Bankruptcy Court")). In March of 1992, the Company's only subsidiary, The Pay Telephone Company, Inc. filed a Chapter 7 bankruptcy petition and liquidated, the petition being closed and the subsidiary ceased to exist. There was no distribution to creditors.

            Pursuant to a Stock Purchase Agreement (the "Agreement") dated June 20, 1991 and amended October 29, 1991 between the Company and Majestic International, Inc. ("Majestic"), the Company was able to secure additional equity capital. The Agreement, among other things, provided for the sale, by the Company to Majestic, of that number of common shares which would give Majestic a 49% interest in the Company. The purchase price for said shares was $155,000. Also pursuant to the Agreement, the Company filed a Reorganization Plan (the "Plan") with the Bankruptcy Court, which utilized all proceeds received from Majestic to settle all existing debts of the Company. On May 28, 1992, the Plan was approved by the Bankruptcy Court. Consequently, 1,648,400 common shares were sold to Majestic and 164,840 shares were issued to 2 "finders" on July 28, 1992 according to closing documents the finders were identified as Lyncroft Corp. and Yung Hua Ho. Lyncroft Corp. is an affiliate of Majestic. The end result was the emergence of the Company from Bankruptcy with virtually no assets or liabilities.

            Since its emergence from bankruptcy, the Company has been seeking business opportunities, especially with entities having business interests or operations in and with the People's Republic of China. In order to raise capital with which to fund its immediate limited operations, and to become more attractive to a potential operational partner, the Company raised $825,000 during May and June of 1994 from a private placement. The private placement, sold to a group of individual investors, consisted of the sale of 275,000 shares of the Company's 8% Series C Convertible Preferred Stock (the "Preferred") at $3 per share. Each share is convertible into three shares of the Company's common stock.

            Pursuant to the Company's business objective, the Company, on March 15, 1995, executed an Agreement and Plan of Merger (the "Agreement") with Northeast (USA) Corp., ("Northeast") and its stockholders. Northeast is a privately held company which has developed business relationships with entities located in the People's Republic of China. Pursuant to the Agreement, Northeast will be merged with and into the Company (the "Merger") and in connection with the Merger, all of the outstanding shares of Northeast will be converted into 1,750,000 shares of the Company's common stock. Consummation of the transaction is dependent upon several factors, including, but not limited to, an independent fairness opinion being received by the Company and approval of the stockholders of the Company and Northeast.

            Northeast holds the rights to certain technology relative to the manufacture of various vitamin products and vitamin-based cosmetics. Northeast has an agreement with Northeast General Pharmaceutical Factory, the second largest pharmaceutical company in the People's Republic of China, whereby joint ownership of an operating subsidiary in China has been established for the production of vitamin related products for sale. The sales will be initially into the Chinese market.

            The Company believes that if all conditions precedent to consummation of the Merger are successfully completed, the merger could become effective by the end of the 1995 calendar year.

            The Company was organized as a corporation under the laws of the State of Delaware. The Company currently has no physical location of its own, but utilizes office space provided by an officer of the Company, which is located at 1800 Bloomsbury Ave., Ocean, N.J. Mail can be directed to the Company at P.O. Box 2184 Ocean, N.J. 07712. Calls are being taken at 908-922-3158.

            The Company has no employees at the present date. The Company's President provides services to the Company on a part-time basis.


Item 2.     Properties

            The Company neither owns any properties nor has any leases for same as of September 15, 1995.


Item 3.     Legal Proceedings

            There are currently no legal or administrative actions or proceedings either pending or threatened against the Company. No director, officer or affiliate of the Company, nor any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company in any material proceeding or has a material interest adverse to the Company.

Item 4.     Submission of Matters to a Vote Of Security Holders.

            No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.


                                   PART II

Item 5.     Market for Common Equity and Related Security Holder Matters.

            The Company's common stock is traded over-the-counter and its quotations are carried in the National Quotation Bureau's daily "Pink Sheets."

            The following table shows the range of high and low bid or last trade quotations for the Company's Common Stock in the over-the counter market as reported to the Company by the National Quotation Bureau Incorporated. No review of the daily Pink Sheets for the periods indicated has been undertaken by the Company. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions or be indicative of prices at which the Company's stock was traded. In November of 1993, the Company effected a reverse split of its common stock on a one for five basis. All per share prices for periods which precede the reverse split have been adjusted accordingly.

     Fiscal Yr.        Fiscal Qtr. Ended    Low Bid     High Bid

       1994            September 30, 1993   $ .005       $ .05
                       December 31, 1993      .02          .025
                       March 31, 1994         .05          .05
                       June 30, 1994          .25          .31

       1995            September 30, 1994     .12         1.25
                       December 31, 1994      .25          .87
                       March 31, 1995         .25          .87
                       June 30, 1995          .25          .87

            The number of record holders of the Company's Common Stock as of September 19, 1995 was approximately 400, however, the Company believes that there are substantially more beneficial holders.


            Dividend Policy.

            The Company has not paid any dividends on its Common Stock since its inception. The Company anticipates that in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will be paid on its Common Stock.


Item 6.     Management's Discussion and Analysis.

                        Liquidity and Capital Resources

            Since its emergence from Chapter 11 bankruptcy at the beginning of the 1993 fiscal year, the Company has had no operations or business. Subsequent to its reorganization the Company had virtually no assets or liabilities and its need for working capital has been minimal. The Company was able to secure $40,000 in loans from a non-affiliated private investor which were sufficient to fund minimal administrative expenses. In order for the Company to actively pursue its business plans in seeking opportunities such as mergers, acquisitions or joint ventures, more substantive permanent financing was required. As such, the Company was able to secure $780,000 in equity capital through the private placement of convertible preferred stock. The holder of the $40,000 loan payable by the Company converted the loan and interest accrued thereon to the Preferred issue, making the total Preferred issuance $825,000. Of these proceeds, the Company loaned Northeast (see "Business") $700,000 in anticipation of its merger with Northeast. The Company believes that if its Merger with Northeast (see "Business") is consummated, additional capital will be required. Alternatively, should the Merger with Northeast not be consummated the Company may be unable to recover the loan balance in cash and would be illiquid. While the Company believes that the value inherent in the stock of Northeast (which the Company holds as collateral against the loan) would be adequate for the ultimate recovery (in future years) of the loan amount, additional capital in the short term would be required for the Company to operate in any capacity.

            Should the Merger with Northeast be consummated, the Company plans to raise capital to fund the continuing operations of the combined entity through a private placement utilizing both domestic and foreign investment sources. Should the Merger not be consummated, the Company does not believe it will have any ability to raise additional capital.

            Because of the above mentioned liquidity concerns, the Company's independent accountants, in their report, have issued an explanatory paragraph regarding the Company's ability to carry out its business plans.


                        Statements of Operations

Fiscal 1994 compared to Fiscal 1995

            During the 1995 fiscal year, the Company was actively involved in consummating its merger agreement with Northeast (USA) Corp. (see "Business"), with which it signed a letter of intent on August 15, 1994 and a merger agreement on March 15, 1995. As such, the Company expended substantial legal and professional fees in conjunction with this transaction, which increased the loss as compared to the 1994 period.


Item 7.     Financial Statements.

            Attached hereto are the financial statements responsive to this item.


Item 8.     Changes in and Disagreements with Accountants

            The Company's Current Report on Form 8-K dated August 15, 1994 is incorporated herein by reference in response to this item.


                               PART III

            The information set forth in this Part III describes the current officers and directors of the Company. In connection with the Company's proposed Merger with Northeast, shareholders will be asked to elect directors of the Company. The Company's Definitive Proxy Statement prepared in connection with the Merger, contains additional information concerning the persons expected to be elected as officers of the Company following the Merger and the nominees proposed for election as directors and such Definitive Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers, Promoter and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors.

            Directors are elected by the Shareholders and serve until their successors are elected and qualified or until a director's earlier death, resignation or removal.

            Set forth below are the names and ages of the directors, and executive officers, their positions with the Company, and their business experience including their principal occupations at present and during the past five years.


Name                          Age       Present Position    Director of the
                                                             Company Since

Stephen E. Roman, Jr. (1)      47       Chairman of the         1994
                                        Board, President
                                        and Secretary
                                        since June '94

Michael Hsu (2)                55       Chief Financial Officer   -
                                        and Vice President-
                                        Finance since June '94

David Chow (3)                 35       Director               1993

(1) Stephen E. Roman, Jr. has been President and Secretary of the Company since June of 1994 on a part time basis. He was Vice President- Finance and Chief Financial Officer since 1984 and served in this capacity on a part time basis from October 1989 to June 1994. Mr. Roman is a Certified Public Account and performs similar services for other business entities.

(2) Michael W. Hsu has been Vice President-Finance since June of 1994 on a part time basis. Mr. Hsu has been a self employed Certified Public Accountant for the past ten years.

(3) David Chow is Managing Director of Center Laboratories, Taiwan, and Center Pharmaceutical Co., Ltd., People's Republic of China. Additionally, Mr. Chow is Chairman of the Taiwan Pharmaceutical Association, Director of the China Pharmaceutical Development Association and Director of the GMP Committee of the China Pharmaceutical Industrial Association. He has held these positions for the previous five years.

            The Board of Directors does not have an Audit, Compensation or Nominating Committee. There was one meeting of the Board of Directors during the fiscal year ended June 30, 1995.


Information on Delinquent Filers of Form 3, 4 or 5.

            To the best of the Company's knowledge, (i) Shenyang Tianfa Social Service Company has not filed a required Form 3 with the Securities Exchange Commission with respect to its acquisition of 450,000 shares of Common Stock and (ii) Verchi Holdings Limited has not filed a required Form 3 with respect to its acquisition of 550,000 shares. A Form 3 has been filed by David Chow and by Michael Hsu as officers and directors of the Company. Neither individual presently owns or has any right to acquire any Common Stock of the Company. However, such forms were not filed on a timely basis. Majestic has filed a Form 3 with respect to its ownership of Common Stock, however its filing was not made on a timely basis. Because the filing was made subsequent to a sale by Majestic of 1,000,000 shares, the filing reflects the number of shares held by Majestic on the date of filing the Form 3. These are the only delinquencies of such filings that the Company is aware of.


Item 10.    Executive Compensation

            Listed below is the total remuneration paid to the executive officers and directors of the Company during the fiscal year ended June 30, 1995. The amount paid to all directors and officers as a group totaled $15,750.


                                   Total remuneration paid

     Stephen E. Roman, Jr.                $15,750
     President, Secretary  and Chairman
     of the Board $15,750 (1)

     All other Officers and Directors      0

(1) Consists solely of cash compensation for services provided to the Company.

            The Company has no stock option plan, bonus, retirement, royalty, incentive or similar plans in effect. However, one or more such plans may be adopted in the future. There are no employment contracts in effect.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth the number of shares of the Company's $.001 par value common stock owned by each person who, as of September 19, 1995, owned of record, or is known by the Company to own beneficially, more than 5% of the Company's $.001 par value common stock, as well as the ownership of such stock by each director of the Company and the shares beneficially owned by all officers and directors as a group.

Name and Address of               Amount and nature of         Percent
Beneficial Owner                  Beneficial Ownership         of Class

Majestic International Inc.
227  Gloucester Road
Wan Chei, Hong Kong                    648,400                   19.4

Shenyang Tianfa Social
Service Company
No. 37 Zhong Gong Bei Street
Tiexi District
Shenyang, People's Republic of China  450,000                    13.5

Verchi Holdings Limited
Room 312, Entrance 3, Bldg. 14
Compound 3, Jingouhe Road
Wukesong-Haidian District
Beijing, People's Republic of China   550,000                    16.5

Barbara Edwards
800 Palisade Ave.
Fort Lee, N.J. 07024                  219,810 (1)                 6.5

Builtland Partners
1271 Ave. of the Americas
Suite 4200
New York., N.Y.                       171,800 (2)                 5.1

Stephen E. Roman, Jr.
25 Hillside Road
Shark River Hills, NJ  07753           16,153             Less than 1%

David Chow
Shinwi Road, Section 2
No. 34, Taipei, Taiwan                      0                        0

Officers and Directors as a
group (3 persons)                      16,153             Less than 1%
_____________________
(1) Includes 22,500 shares owned by Mrs. Edwards as custodian for a child of the Edwards.

(2) Includes 34,800 shares held by the Milstein Foundation, an affiliate of Builtland Partners. Builtland Partners is a partnership comprised of the following partners: Seymour Milstein, Howard Milstein, Paul Milstein (a former director of the Company), Philip Milstein, Edward Milstein, Barbara Zalaznik, Dr. Roslyn Meyer and Constance Lederman.

Item 12.  Certain Relationships and Related Transactions

      The Company has executed a merger agreement with Northeast (USA) Corp. (see Section I - "Business") whereby Northeast would be merged with and into the Company. All of the outstanding shares of Northeast will be converted into 1,750,000 common shares of the Company. The Company has loaned Northeast the sum of $700,000 in anticipation of the Merger which has been used by Northeast to fund a portion of its obligations under a joint venture agreement. The Company has obtained a stock pledge from the stockholders of Northeast whereby all of the outstanding stock of Northeast secures the repayment of the loan. Reference is made to the Definitive Proxy Statement for additional information concerning the Merger, and relationships between the controlling shareholder of the Company and certain shareholders of Northeast.

Item 13.  Exhibits and Reports on Form 8-K.

(a) 1. The following financial statements are included in Part II, Item 7 of this report.


         Report of Independent Certified Public Accountants

         Balance Sheet as of June 30, 1995.

         Statements of operations for each of the two years ended June 30, 1994 and 1995.

         Statement of Stockholders' Deficit for each of the two years ended June 30, 1994 and 1995.

         Statements of Cash Flows for each of the two years ended June 30, 1994 and 1995.

         Notes to the Financial Statements

      2. Exhibits

            2.1 Agreement and Plan of Merger among Celcor, Inc., Northeast (USA) Corp. and the Stockholders of Northeast (USA) Corp. dated March 15, 1995.

            3.1 Certificate of Incorporation, as amended, of the Company - (1) (2) (4).

            3.2     By-laws of the Company - (1) (3).

            4.1 Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock

            10.1 Promissory Note made by Northeast (USA) Corp. dated August 9, 1994.

            10.2 Pledge Agreement between the Company and the Shareholders of Northeast (USA) Corp. dated August 9, 1994.

            10.3    Note Extension Agreements dated March 15, 1995 and
            June 30, 1995.

            27.1  Financial Data Schedule for Year Ended June 30, 1995.

                (1) Incorporated by reference to the Company's Registration Statement. (No. 2-94663.)

                (2) Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1986. (Commission File No. 0-13337.)

                (3) Incorporated by reference to the Company's 1986 Proxy Statement dated November 7, 1986. (Commission File No. 0-13337.)

                (4) Incorporated by reference to the Company's Registration Statement (No. 33-12084.)

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CELCOR, INC.
                                          Registrant


Date: September 28, 1995                  By:  /s/ Stephen E. Roman, Jr.
                                               Stephen E. Roman, Jr.,
                                               President, Secretary and Chairman
                                               of the Board of Directors


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: September 28, 1995                  By:  /s/ Stephen E. Roman, Jr.
                                               Stephen E. Roman, Jr.,
                                               President, Secretary and Chairman
                                               of the Board of Directors



Date: September 28, 1995                  By:  /s/ Michael W. Hsu
                                               Michael W. Hsu,
                                               Vice President-Finance,
                                               Principal Accounting Officer and
                                               Principal Financial Officer



Date: September 28, 1995                  By:  /s/ David Chow
                                               David Chow,
                                               Director

Report of independent certified public accountants                     F-2
Balance sheet                                                          F-3
Statements of operations                                               F-4
Statements of stockholders' equity                                     F-5
Statements of cash flows                                               F-6
Notes to financial statements                                    F-7 - F-9





           Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Celcor, Inc.
Ocean, New Jersey

We have audited the accompanying balance sheet of Celcor, Inc. as of June 30, 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celcor, Inc. as of June 30, 1995, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no current source of revenues or funds and has a working capital deficit as of June 30, 1995. In addition, the Company may acquire Northeast (USA) Corp. (see Note 5) which will require additional funds to finance the combined operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                BDO Seidman, LLP
New York, New York
August 25, 1995

June 30,                                               1995
Assets
Current:
 Cash                                                 $12,037
         Total current assets                          12,037
Notes receivable (Note 5)                             700,000
                                                     $712,037
Liabilities and Stockholders' Equity
Current:
 Accrued expenses                                     $26,983
Stockholders' equity:
 Preferred stock - 8% convertible; $.001
   par value; liquidation preference of
   $3.00; Series C - 2,000,000 shares
   authorized; 275,000 shares issued and
   outstanding (Note 4)                                  275
 Common stock - $.001 par value;
  20,000,000 shares authorized; 3,514,894
  shares issued and 3,364,674 outstanding
  (Note 2)                                             3,515
 Additional paid-in capital                        1,570,475
 Accumulated deficit                                (138,111)
 Treasury stock - 150,220 shares at cost            (751,100)
         Total stockholders' equity                  685,054
                                                    $712,037

                          See accompanying notes to financial statements.

Year ended June 30,                         1995                  1994
Revenue                                  $    -               $     -
General and administrative expenses       80,106                50,325
         Operating loss                  (80,106)              (50,325)
Other expense - interest -                                      (3,261)
Net loss                                $(80,106)             $(53,586)
Net loss per share                      $   (.02)             $   (.02)

                          See accompanying notes to financial statements.

                              Common stock            Preferred stock

                          Shares(1)     Amount   Shares   Amount    Additional        Accumulated     Treasury
                                                                    paid-in capital    deficit         stock        Total

Balance, June 30, 1993     3,514,894    $3,515      -     $-         745,750          $(4,419)       $(751,100)   $(6,254)
Sale of cumulative preferred
  Series C shares in
  private placement (Note 4)     -         -      260,000  260       779,740              -                -      780,000
Conversion of notes payable
  and accrued interest to
  Series C preferred shares
  (Note 4)                       -         -       15,000   15        44,985              -                -       45,000
Net loss                         -         -         -       -           -            (53,586)             -      (53,586)
Balance, June 30, 1994     3,514,894     3,515    275,000  275     1,570,475          (58,005)       (751,100)    765,160
Net loss                         -         -         -       -           -            (80,106)             -      (80,106)
Balance, June 30, 1995     3,514,894    $3,515    275,000 $275    $1,570,475        $(138,111)      $(751,100)   $685,054

                                        See accompanying notes to financial statements.


(1) Adjusted retroactively for the effect of a one-for-five reverse stock split (Note 2).

Year ended June 30,                               1995                1994
Cash flows from operating activities:
 Net loss                                      $(80,106)           $(53,586)
 Adjustments to reconcile net
   loss to net cash used in operating
    activities:
     Increase (decrease) in liabilities:
       Accrued expenses                          22,859               4,124
       Accrued interest                            -                   (354)
         Net cash used in operating activities  (57,247)            (49,816)
Cash flows from investing activities:
 Loan to Northeast (USA) (Note 5)              (700,000)                  -
Cash flows from financing activities:
 Borrowings of notes payable                       -                 20,000
 Proceeds from sale of stock                       -                780,000
         Net cash provided by financing activities -                800,000
Net increase (decrease) in cash                (757,247)            750,184
Cash, beginning of year                         769,284              19,100
Cash, end of year                               $12,037            $769,284
Supplemental disclosure of cash flows information:
   Cash paid during the year for:
     Interest                                   $    -             $   -
   Noncash financing activity - conversion
      of debt to preferred stock                $    -             $ 45,000

                             See accompanying notes to financial statements.


1. Nature of Business         Celcor, Inc. (the "Company") is a Delaware
                              corporation.  The Company emerged from
                              Chapter 11 bankruptcy proceedings in July of 1992 and has had no business operations since 1991. Its current business plans include the seeking of business opportunities in the People's Republic of China through acquisitions, mergers, joint ventures and/or the formation of operating subsidiaries.

2. Summary of                 Basis Presentaton
     Significant
     Accounting Policies      The Company's financial statements have been
                              presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has no current source of revenues or funds and has a working capital deficit as of June 30, 1995. In addition, the Company plans to acquire Northeast (USA) Corp.
                              (see Note 5) which will require additional funds to finance the combined operations. The
                              Company's continued existence is dependent upon its ability to secure adequate financing.
                              Should the acquisition take place, the Company plans to raise capital for the combined entity through a private placement; however, there are no assurances that the financing will occur. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                              Common Stock

                              On September 20, 1993, the Company's Board of Directors approved a one-for-five reverse stock split. Accordingly, all share data has been restated for periods prior to the stock split.

                              Net Loss Per Common Share

                              The weighted average number of common shares outstanding used in computing net loss per common share was 3,364,674 in 1995 and 1994. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock, since the effect would have been to decrease net loss per common share in each period.

3. Income Taxes               The Company follows the liability method of
                              accounting for income taxes in accordance with Statement of Financial Accounting Standards
                              No. 109 (SFAS 109), "Accounting for Income
                              Taxes". Under SFAS 109, deferred income
                              taxes are provided at the enacted marginal rates on the difference between the financial statement and income tax carrying amounts of assets and liabilities.

                              The Company has a net operating loss
                              carryforward of $135,000 which expires
                              in years through 2010. Losses prior to
                              June 30, 1992 were forfeited as a
                              result of the change in ownership of the Company. Deferred tax assets relating to the net operating loss totaling $47,000 were offset by a valuation allowance, since utilization of the loss is uncertain.

4. Preferred Stock            In May 1994, the Company sold 260,000 shares
                              of its newly designated Series C convertible preferred stock, $.001 par value, for an aggregate amount of $780,000 to a group of private investors. The preferred shares may be converted in whole or in part at any time through June 30, 1997 into three shares of common stock. The Company has the right, at any time after July 1, 1996, to redeem the shares at $4.50. The shares carry a stated dividend rate of 8% per annum. Dividends are cumulative and are payable on June 30, 1997 and quarterly thereafter.
                              Cumulative dividends totaled $71,500
                              at June 30, 1995.

                              In connection with the offering of 8%
                              cumulative preferred shares, $45,000
                              of notes payable and accrued interest were converted into 15,000 shares of
                              Series C convertible preferred stock at
                              a rate of $3.00 per share.

5. Potential Acquisition and
   Notes Receivable           On August 15, 1994, the Company signed a
                              letter of intent to acquire Northeast (USA)
                              Corp. ("Northeast") and, on March 15, 1995, executed an Agreement and Plan of Merger with Northeast. The transaction is subject, among other conditions, to completion of a due diligence examination and stockholder approval. Northeast stockholders would receive 1,750,000 shares of the Company's common stock for all of the issued and outstanding shares of Northeast.
                              Northeast is a manufacturer and
                              distributor of various vitamin products
                              with operations in the People's Republic of China and the United States.

                              On August 9, 1994, the Company loaned $700,000 to Northeast. This loan, evidenced by a promissory note, does not bear interest until the original maturity date, November 30, 1994, at which time interest would have accrued at 15% per annum. The maturity date of the loan has been extended to October 31, 1995 by the Company as the Company's proposed merger with Northeast continues to proceed. Concurrent to the note, Northeast's stockholders pledged all existing shares of their common stock as collateral. Although Northeast currently does not have the necessary funds to repay the loan, management of the Company believes that the value of the above-mentioned collateral exceeds the amount of the loan. Accordingly, no valuation reserve was considered necessary at June 30, 1995. Since the loan is not currently collectible, the loan has been recorded as a long-term asset on the balance sheet at June 30, 1995.