Form 10-Q
period 1995-09-30
CELCOR INC
filed 1995-11-13
CIK 745651

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1995

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ______ to ________

Commission file number 0-13337

                               CELCOR, INC.
     (Exact Name of Small Business Issuer as Specified in its Charter)

       DELAWARE                     22-2497491
(State or other jurisdiction of    (I.R.S. Employer identification
incorporation or organization)      number)

                  1800 Bloomsbury Ave., Ocean, N.J. 07712
                 (Address of principal executive offices)

                              908-922-3158
               (Issuer's telephone number including area code)


 (Former name, former address and former fiscal year, if change since last report)

      Check whether issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.


                           Yes X       No

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

                          Yes X         No


                   APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of September 30, 1995 there were outstanding 3,364,674 shares of the Registrant's common stock.

                               CELCOR, INC.
                               BALANCE SHEET
                                (unaudited)


ASSETS                       June 30, 1995           Sept. 30, 1995

Current assets:
  Cash                        $    12,037              $     836

     Total current assets          12,037                    836

Note receivable                   700,000                700,000
Total assets                  $   712,037              $ 700,836


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable            $    20,369             $   32,339
  Accrued expenses and other
     current liabilities           31,614                 35,614
     Total current liabilities     51,983                 67,953

Stockholders' equity:
  Preferred Stock - 8% convertible
    Series C - 275,000 shares
      issued and outstanding          275                   275
  Common Stock, $.001 par value;
    3,514,894 shares issued         3,515                 3,515
  Additional paid in capital    1,570,475             1,570,475
  Accumulated deficit            (163,111)             (190,282)
  Treasury stock (150,220 shs)   (751,100)             (751,100)

  Total stockholders' equity      660,540               632,883
                              $   712,037           $   700,836



                               CELCOR, INC.
                          STATEMENT OF OPERATIONS
                                (unaudited)



                                           Three months ended
                                             September 30,
                                          1994                 1995

Revenues                               $    -           $    -

General and administrative expenses      16,237               27,171
Gain on sale of assets                   (5,250)                -

       Net income (loss)              $ (10,987)        $    (27,171)

Income (loss) per common share:       $    -            $       (.01)


                               CELCOR, INC.
                          STATEMENT OF CASH FLOWS
                                (unaudited)



                                             Three months ended
                                                 September 30,
                                              1994             1995
Cash flows from operating activities:
   Net loss                               $  (10,987)     $  (27,171)

Change in assets and liabilities:
Increase in notes receivable                (700,000)           -
Increase (decrease) in accounts payable
  and other current liabilities                2,969          15,970

Net cash (used) for operating activities    (708,018)        (11,201)

Financing activities:                           -                -

Net increase (decrease) in cash             (708,018)        (11,201)

Cash at beginning of period                  769,284          12,037

Cash at end of period                    $    61,266    $       836


                               CELCOR, INC.

                       NOTES TO FINANCIAL STATEMENTS

                            September 30, 1995
                                (unaudited)

NOTE 1 - Financial Statements

The balance sheets and statements of operations for all periods reported herein and the statements of cash flows for all periods reported herein have been prepared by Celcor, Inc. ("the Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September
30, 1995 (and for periods presented) have been made. The Company's 10-KSB annual report for its last fiscal year ended June 30, 1995 should be read in conjunction with this report.

NOTE 2 - Loss per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share for the periods presented herein is as follows:

                               Three months ending September 30,
                                   1994                 1995
Weighted average shares out-
standing during the period       3,364,674           3,364,674

All share amounts have been adjusted for the Company's one for five reverse stock split effective December 1993.

NOTE 3 - Potential Merger and Notes Receivable

On August 15, 1994, the Company signed a letter of intent to acquire Northeast (USA) Corp. ("Northeast"), and on March 15, 1995 executed an
Agreement and Plan of Merger with Northeast. The transaction is subject, among other conditions, to completion of a due diligence examination and shareholder approval. Northeast shareholders would receive 1,750,000 shares of the Company's common stock for all of the issued and outstanding shares of Northeast. Northeast is a manufacturer and distributor of various vitamin products with operations in the People's Republic of China and the United States.

On August 9, 1994, the Company loaned $700,000 to Northeast. This loan, evidenced by a promissory note, does not bear interest until the original maturity date, November 30, 1994, at which time interest would have accrued at 15% per annum. The maturity date of the loan has been extended to
January 31, 1996 by the Company as the Company's proposed merger with Northeast continues to proceed. Concurrent to the note, Northeast's shareholders pledged all existing shares of their common stock as collateral.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Results of operations

                      1994 and 1995 periods compared

       In the 1994 and 1995 periods, the Company had no ongoing operations and maintained its corporate existence (regulatory and tax filings, stock transfer costs, etc.) with minimal administrative expenditures and the incurrence of legal and administrative costs in connection with its anticipated merger with Northeast (USA) Corp. ("Northeast") (See note 3 to the Financial Statements). Not taking into consideration the fact that the 1994 loss was lessened by a $5,250 gain on the sale of an asset, the 1995 period loss was approximately $10,000 more due to increased expenditures necessary in conjunction with the preparation of a proxy statement with respect to the anticipated merger with Northeast.

Financial condition and liquidity

       Since  its  emergence from Chapter 11 bankruptcy at  the  beginning  of its 1993 fiscal year, the Company has had no operations or business. Subsequent to its reorganization the Company had virtually no assets or liabilities and its need for working capital has been minimal. The Company was able to secure $40,000 in loans from a non-affiliated private investor which have been sufficient to fund current minimal administrative expenses. In order for the Company to actively pursue its business plans in seeking opportunities such as mergers, acquisitions or joint ventures, more substantial permanent financing was required. As such, the Company was able, during the 1994 fiscal year, to secure $780,000 in equity capital through the private placement of Convertible Preferred Stock. The holder of the $40,000 loan payable by the Company converted the loan and interest to the Preferred issue, making the total Preferred issuance $825,000. After the conclusion of the offering of the Series C Preferred Stock, $700,000 of the proceeds was loaned to Northeast in anticipation of the merger (see Note 3 to the Financial Statements). The Company believes that if the merger with Northeast is consummated, the Company will require significant additional capital to fund its obligations under a joint venture agreement with Northeast General Pharmaceutical Factory, to pay ongoing  operating  expenses  and to support  the  Company's  working  capital needs. Alternatively, should the merger with Northeast not be consummated, the Company may be unable to recover the loan balance in cash from Northeast and would be illiquid. While the Company believes that the value inherent in the stock of Northeast (which the Company holds as collateral against the loan) would be adequate for the ultimate recovery (in future years) of the loan balance, additional capital in the short term would be required for the Company to operate in any capacity. The Company's short term capital needs occurring after September 30, 1995, have been satisfied by the receipt of $20,000 from Northeast as partial payment on the Note. However, as Northeast's cash resources are limited, it is uncertain as to how long Northeast could continue to provide working capital to the Company in the form of partial Note repayments.

       Should the merger with Northeast be consummated, the Company intends to raise additional capital to fund the continuing operations of the combined entity through one or more private placements of debt or equity securities, utilizing both foreign and domestic investment sources. Should the merger not be consummated, the Company does not believe it will have any ability to raise additional capital.

       Because of the above mentioned liquidity concerns, the Company's independent accountants, in their report for the fiscal year ended June 30, 1995, have issued an explanatory paragraph regarding the Company's ability to carry out its business plans.

                                  PART II

                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - none

         (b)  Reports on Form 8-K - none


                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1995                       CELCOR, INC.


                                          /s/Stephen E. Roman, Jr.
                                          Stephen E. Roman, Jr.
                                          President