Form 10QSB/A
period 1995-09-30
CELCOR INC
filed 1995-12-15
CIK 745651

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB/A
                      (As amended December 14, 1995)

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

                         Yes   [X]             No


                   APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of September 30, 1995 there were outstanding 3,364,674 shares of the Registrant's common stock.



                               CELCOR, INC.
                               BALANCE SHEET
                                (unaudited)


ASSETS                          June 30, 1995           Sept. 30, 1995

Current assets:
  Cash                          $    12,037             $       836
                                      ______                    ___
      Total current assets           12,037                     836

Note receivable                     700,000                 700,000
                                    _______                 _______
Total assets                    $   712,037              $  700,836
                                    =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable              $   20,369               $   32,339
  Accrued expenses and other
     current liabilities             6,614                   10,614
                                     ______                  _______
     Total current liabilities      26,983                   42,953

Stockholders' equity:
  Preferred Stock - 8% convertible
    Series C - 275,000 shares
      issued and outstanding           275                      275
  Common Stock, $.001 par value;
    3,514,894 shares issued          3,515                    3,515
  Additional paid in capital     1,570,475                1,570,475
  Accumulated deficit            ( 138,111)               ( 165,282)
  Treasury stock (150,220 shs)   ( 751,100)                (751,100)
                                  _________                ________
  Total stockholders' equity       685,054                  657,883

                              $    712,037               $  700,836



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

Financial condition and liquidity

       Since  its  emergence from Chapter 11 bankruptcy at  the  beginning  of its 1993 fiscal year, the Company has had no operations or business. Subsequent to its reorganization the Company had virtually no assets or liabilities and its need for working capital has been minimal. The Company was able to secure $40,000 in loans from a non-affiliated private investor which was sufficient to fund the Company's minimal administrative expenses. In order for the Company to actively pursue its business plans in seeking new business opportunities, such as mergers, acquisitions or joint ventures, more substantial permanent financing was required. In fiscal 1994, the Company was able to obtain $780,000 in equity capital through the private placement of Convertible Preferred Stock. The holder of the $40,000 loan payable by the Company converted the loan and interest payable thereon to shares of the Preferred issue, making the total Preferred issuance $825,000. After the conclusion of the offering of the Series C Preferred Stock, $700,000 of the proceeds was loaned to Northeast in anticipation of the merger (see Note 3 to the Financial Statements). The Company believes that if the merger with Northeast is consummated, the Company will require significant additional capital to fund its obligations under a joint venture agreement with Northeast General Pharmaceutical
Factory, to pay ongoing operating expenses and to support the Company's working capital needs. Alternatively, should the merger with Northeast not be consummated, the Company may be unable to recover the loan balance in cash from Northeast and would be illiquid. While the Company believes that the value inherent in the stock of Northeast (which the Company holds as collateral against the loan) would be adequate for the ultimate recovery (in future years) of the loan balance, additional capital in the short term would be required for the Company to operate in any capacity. The Company's short term cash requirements occurring after September 30, 1995, have been satisfied by the receipt of $20,000 from Northeast as partial payment on the Note. However, as Northeast's cash resources are limited, it is uncertain as to how long Northeast could continue to provide working capital to the Company in the form of partial Note repayments.

             In anticipation of the Merger with Northeast, the Company intends to raise additional capital to fund the continuing operations of the combined entity through one or more private placements of debt and equity securities, utilizing both domestic and foreign investment sources.
Should the Merger not be consummated, the Company does not believe it will have any ability to raise additional capital. The Company has current plans to sell up to 2,000,000 shares of its Common Stock (together with warrants to purchase an additional 1,000,000 shares) in a private offering. It is anticipated that offers will be made primarily to non U.S. persons in compliance with Regulation S, adopted pursuant to the Securities Act of 1933, as amended. No commitments to purchase any such shares have been received and there can be no assurances that any such offering will be successful, or will proceed in the manner presently contemplated.

       Because of the above mentioned liquidity concerns, the Company's independent accountants, in their report for the fiscal year ended June 30, 1995, have issued an explanatory paragraph regarding the Company's ability to carry out its business plans.


                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  December 14, 1995                 CELCOR, INC.



                                          Stephen E. Roman, Jr.
                                          President