Form 10QSB/A
period 1995-09-30
CELCOR INC
filed 1996-01-05
CIK 745651

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB/A
                      (As amended January 5, 1996)

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


Dated:  January 5, 1995                 CELCOR, INC.



                                         Stephen E. Roman, Jr.
                                         President