Form 10QSB
period 1995-12-31
CELCOR INC
filed 1996-02-12
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  2O549

                                 FORM 10-QSB

                                 (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE    ACT

          FOR THE TRANSITION PERIOD FROM __________ TO __________

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

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

          Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

          (1) Yes    X      No
          (2) Yes    X      No


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
        PROCEEDINGS DURING THE PRECEDING FIVE YEARS


          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

          Yes    X            No


                APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of December 31, 1995 there were outstanding 3,364,674 shares of the Registrant's common stock.

          Transitional Small Business Disclosure Format (check one):

                Yes            No  X







                          CELCOR, INC.
                         BALANCE SHEETS


ASSETS                                   June 30, 1995*       Dec. 31, 1995
                                                               (unaudited)

Current assets:
     Cash                                 $   12,037        $      2,507
                                              ______               _____
            Total current assets              12,037               2,507
                                             _______             _______
Note receivable                              700,000             664,000
                                             _______         ___________
Total assets                              $  712,037        $    666,507
                                           =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                     $   20,369        $     38,990
     Accrued expenses and                     ______              ______
        other current liabilities              6,614              13,615
                                              ______              ______
          Total current liabilities           26,983              52,605
                                              ______              _______

Stockholders' equity:-
     Preferred Stock  -  8% convertible
      Series C  -  275,000 shares
       issued and outstanding                   275                  275
     Common Stock, $.001 par value;
       3,514,894 shares issued                3,515                3,515
       Additional paid in capital         1,570,475            1,570,475
     Accumulated deficit                   (138,111)            (209,263)
     Treasury stock (150,220 shs)          (751,100)            (751,100)
                                           _________            _________
          Total stockholders' equity        685,054              613,902
                                            _______              _______
                                        $   712,037         $    666,507
                                           ========             ========

*   Derived from audited financial statements


                        See Notes to the Financial Statements


                                CELCOR, INC.
                        STATEMENTS OF OPERATIONS
                                (Unaudited)



                                   Three mos. ended       Six mos. ended
                                    December 31,           December 31,

                                    1994       1995          1994      1995

Revenues                            $   -    $   -         $   -     $   -
                                     _____     ____          _____       ____

General and
administrative
  expenses                          18,281     43,981        34,518    71,151
Gain on sale of assets                -          -         ( 5,250)     -
                                    ______     ______       ________   ______

Income (loss)                    $ (18,281)  $(43,981)    $ (29,268) $(71,151)
                                   ========   ========      ========  ========
Income (loss) per
  common share                        -     $   (.01)    $    (.01) $   (.02)
                                   ========   ========      ========  ========




                See Notes to the Financial Statements


                                   CELCOR, INC.
                            STATEMENTS OF CASH FLOWS
                                (unaudited)



                                                 Six months ended
                                                   December 31,

                                                 1994        1995

Cash flows used by operating activities:
     Net loss                               $  (29,268)  $  (71,151)
                                               ________      _______
Change in assets and liabilities:
     Increase (decrease) in accounts payable     3,066       18,620
     Increase (decrease) in other current
       liabilities                                 -          7,001
                                                _______      _______
Net cash provided (used) by operations         (26,202)     (45,530)

Cash provided (used) by investing activities:
     (Increase) decrease in Notes rec.        (700,000)      36,000
                                              _________      _______
Net increase (decrease) in cash               (726,202)      (9,530)

Cash at beginning of period                    769,284       12,037

Cash at end of period                       $   43,082   $    2,507
                                             =========    =========


                  See Notes to the Financial Statements


                                CELCOR, INC.

                       NOTES TO FINANCIAL STATEMENTS

                            December 31, 1995
                               (unaudited)


NOTE 1  -  Financial Statements

The balance sheets and statements of operations for all periods reported herein and the statements of cash flows for all periods reported herein have been prepared by Celcor, Inc. ("the Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and their cash flows at December 31, 1995 (and for all periods presented) and to make such statements not misleading, have been made. The Company's 10-KSB annual report for its last fiscal year ended June 30, 1995 should be read in conjunction with this report.


NOTE 2  -  Loss per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share for the periods presented herein is as follows:

                                   For the three and six month
                                   periods ending Dec. 31,
                                    1994               1995
Weighted average shares
outstanding
during the period                  3,364,674         3,364,674
                                   =========         =========

NOTE 3  -  Potential Merger and Notes Receivable

On August 15, 1994, the Company signed a letter of intent to acquire Northeast (USA) Corp. ("Northeast"), and on March 15, 1995 executed an Agreement and Plan of Merger with Northeast.
The transaction was subject, among other conditions, to completion of a due diligence examination, and shareholder approval. Northeast shareholders would receive 1,750,000 shares of the Company's common stock for all of the issued and outstanding shares of Northeast. Northeast is a manufacturer and distributor of various vitamin and body care products with operations in the People's Republic of China and the United States.

On August 9, 1994, the Company loaned $700,000 to Northeast.
This loan, evidenced by a promissory note, did not bear interest until the original maturity date, November 30, 1994, at which time interest would have accrued at 15% per annum. The maturity date of the loan has been extended to February 28, 1996 by the Company as the Company's proposed merger with Northeast continues to proceed. As of December 31, 1995, Northeast had repaid a total of $36,000 on the loan to provide working capital to the Company. Concurrent to the note, Northeast's shareholders pledged all existing shares of their common stock as collateral.

At a stockholders meeting held January 25, 1996, the Company's stockholders approved the merger with Northeast. The Company is now proceeding with necessary legal filings to effectuate the merger. The Company intends to change its name to Northeast
(USA) Corp. upon finalization of the merger.






                Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

Results of operations

1994 and 1995 periods compared

          In the 1994 and 1995 periods, the Company had no ongoing operations and maintained its corporate existence
(regulatory and tax filings, stock transfer costs, etc.) with minimal administrative expenditures. However, in both periods the Company incurred legal and administrative costs in conjunction with its anticipated merger with Northeast (USA)
Corp. ("Northeast") (See note 3 to the Financial Statements).
Not taking into consideration the fact that the loss for the six month period ending December 31, 1994 was lessened by a $5,250 gain on the sale of an asset, the loss for the six month period ending
December 31, 1995 was approximately $37,000 more due to increased expenditures necessary as the Company neared its proxy solicitation and merger consummation.

Financial condition and liquidity

          Since its emergence from Chapter 11 bankruptcy at the beginning of its 1993 fiscal year, the Company has had no operations or business. Subsequent to its reorganization the Company had virtually no assets or liabilities and its need for working capital has been minimal. The Company was able to secure $40,000 in loans from a non-affiliated private investor which have been sufficient to fund current minimal administrative expenses. In order for the Company to actively pursue its business plans in seeking opportunities such as mergers, acquisitions or joint ventures, more substantial permanent financing was required. As such, the Company was able, during the 1994 fiscal year, to secure $780,000 in equity capital through the private placement of Convertible Preferred Stock.
The holder of the $40,000 loan payable by the Company converted the loan and interest to the Preferred issue, making the total Preferred issuance $825,000. After the conclusion of the offering of the Series C Preferred Stock, $700,000 of the proceeds was loaned to Northeast in anticipation of the merger (see Note 3 to the Financial Statements). The Company believes that if the merger with Northeast is consummated, the Company will require significant additional capital to fund its obligations under a joint venture agreement with Northeast General Pharmaceutical Factory, to pay ongoing operating expenses and to support the Company's working capital needs. Alternatively, should the merger with Northeast not be consummated, the Company may be unable to recover the loan balance in cash from Northeast and would be illiquid. While the Company believes that the value inherent in the stock of Northeast (which the Company holds as collateral against the loan) would be adequate for the ultimate recovery (in future years) of the loan balance, additional capital in the short term would be required for the Company to operate in any capacity.
The Company's recent short term capital needs have been satisfied by the receipt of $36,000 from Northeast as partial payment on the Note. However, as Northeast's cash resources are limited, it is uncertain as to how long Northeast could continue to provide working capital to the Company in the form of partial Note repayments.

          In anticipation of the merger with Northeast, the Company intends to raise additional capital to fund the continuing operations of the combined entity through one or more private placements of debt and equity securities, utilizing both foreign and domestic investment sources. Should the merger not be consummated, the Company does not believe it will have any ability to raise additional capital. The Company has current plans to sell up to 2 million shares of its Common Stock (together with warrants to purchase an additional 1 million shares) in a private offering. It is anticipated that offers will be made primarily to non U.S. persons in compliance with Regulation S, adopted pursuant to the Securities Act of 1933 as amended. No commitments to purchase any such shares have been received and there can be no assurances that any such offering will be successful, or will proceed in the manner presently contemplated.

          Because of the above mentioned liquidity concerns, the Company's independent accountants, in their report for the fiscal year ended June 30, 1995, have issued an explanatory paragraph regarding the Company's ability to carry out its business plans.


                             PART II

                        OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

(a) On January 25, 1996, holders of record as of December 14, 1995 voted at a special meeting of stockholders.

(b)  The following directors were elected at the meeting:

          Stephen E. Roman, Jr. (term continues after meeting)
          David Chow            (term continues after meeting)
          Michael Hsu           (newly elected director)
          Jennifer Lo Wu        (newly elected director)
          Eugene Cha            (newly elected director)
          Frank Nelson          (newly elected director)
          Chin-Sung (Joe) Chen  (newly elected director)


(c)  Proposals voted at the meeting:

Proposal 1 - Approval of an Agreement and Plan of Merger (the "Merger Agreement") among Celcor, Northeast (USA) Corp. ("Northeast") and the shareholders of Northeast, providing, among other things, for the merger of Northeast with and into Celcor, and the issuance of shares of Celcor common stock to the holders of Northeast common stock. Each share of Northeast common stock would receive 10,000 shares of Celcor common stock. 1,750,000 shares of Celcor common stock would be issued in the transaction.

Proposal 2  -  Election of directors - see above.

Proposal 3 - Ratification and confirmation of the authorization and issuance of 275,000 shares of Series C 8% Convertible
Preferred Stock, par value $.001.

Proposal 4 - Approval of a proposed amendment to Celcor's Certificate of Incorporation expressly authorizing the Board of Directors to establish rights, preferences and limitations of any class or series of preferred stock which may be issued in the future.


Tabulation of votes received on each proposal:

                                 FOR        AGAINST   ABSTAIN    NOT VOTED

 Proposal 1                   1,951,457       320       1,820      562,683

 Proposal 2
   Stephen E. Roman, Jr.      2,513,240     3,040
   David Chow                 2,513,160     3,120
   Michael Hsu                2,513,160     3,120
   Jennifer Lo Wu             2,513,160     3,120
   Eugene Cha                 2,513,160     3,120
   Frank Nelson               2,513,160     3,120
   Chin-Sung (Joe) Chen       2,513,160     3,120

 Proposal 3                   1,937,675     1,800       6,770      562,683

 Proposal 4                   1,938,935     8,232       6,430      562,683


At the record date there were 3,364,674 shares entitled to vote.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits   -   none

(b)  Reports on Form 8-K   -   none


                             SIGNATURES

          In accordance with the requirements of the Exchange
Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 12, 1996          CELCOR, INC.


                                   /s/ STEPHEN E. ROMAN, JR.
                                       STEPHEN E. ROMAN, JR.
                                       Vice President
                                       Chief Financial Officer