Form 10QSB
period 1996-03-31
CELCOR INC
filed 1996-05-15
CIK 745651

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the quarterly period ended March 31, 1996

      [ ] Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from         to


                         Commission file number 0-13337

                                  CELCOR, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  DELAWARE                            22-2497491
(State or other jurisdiction                          (I.R.S. Employer ident-
of incorporation or organization)              ification number)

                     1800 Bloomsbury Ave., Ocean, N.J. 07712
                    (Address of principal executive offices)

                                  908-922-3158
                 (Issuer's telephone number including area code)


- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period of time that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                (1)  Yes  X                                   No _____
                         ---
                (2)  Yes  X                                   No _____
                         ---

                        Cover page continued on next page

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                           Yes  [X]                  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of March 31, 1996 there were outstanding 3,364,674 shares of the Registrant's common stock.

         Transitional Small Business Disclosure Format (check one):

                  Yes                                No  X



                                  CELCOR, INC.
                                 BALANCE SHEETS


                      ASSETS           June 30, 1995*         Mar. 31, 1996
                      ------           --------------         -------------
                                                               (unaudited)
Current assets:

   Cash                                 $   12,037            $     5,012
                                         ---------              ---------
         Total current assets               12,037                  5,012
                                         ---------              ---------
Note receivable                            700,000                638,000
                                         ---------              ---------
Total assets                            $  712,037             $  643,012
                                         =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                     $   20,369            $    63,545
   Accrued  expenses  and  other
    current liabilities                      6,614                  6,614
                                         ---------              ---------
     Total current liabilities              26,983                 70,160
                                         ---------              ---------

Stockholders'equity:-
   Preferred  Stock  -  8%  convertible
   Series C  -  275,000  shares
   issued and outstanding                      275                    275
   Common Stock, $.001 par value;
   3,514,894 shares issued                   3,515                  3,515
   Additional paid in capital            1,570,475              1,570,475
   Accumulated deficit                    (138,111)              (250,313)
   Treasury stock (150,220 shs)           (751,100)              (751,100)
                                          ---------             ----------
  Total stockholders' equity               685,054                572,852
                                         ---------              ----------

                                       $   712,037           $    643,012
                                        ==========             ==========

*Derived from audited financial statements

                      See Notes to the Financial Statements

                                  CELCOR, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                  Three mos. ended             Nine mos. ended
                                      March 31,                    March 31,
                                 1995         1996           1995        1996
                                 ----         ----           ----        ----
  Revenues                  $    -        $     -         $       -    $   -
                             ----------    -----------     --------    --------

  General and admin-
    istrative expenses           11,253       41,052         45,771     112,201
  Gain on sale of assets          -            -            (5,250)        -
                             ------------  ----------                  --------

  Income (loss)                (11,253)     (41,052)       (40,521)   (112,201)

Income (loss) per
common share:               $             $    (.01)      $   (.O1)    $  (.03)

- -------------------------------------------------------------------------------
                                  CELCOR, INC.
- -------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                           Nine months ended
                                                               March 31,

                                                        1995             1996
                                                        ____             ____
      Cash flows from operating activities:
        Net loss                                  $    (40,521)     $ (112,201)
                                                      --------        ---------
      Change in assets and liabilities:
          Increase (decrease) in accounts
          payable                                          866          43,176
          Increase (decrease) in other current
           liabilities                                   1,075            -
                                                      --------        --------
      Net cash provided (used) by operations           (38,580)        (69,025)
                                                      --------        --------
      Cash flows from investing activities:
        Issuance of note receivable                   (700,000)           -
        Repayments on note receivable                                   62,000
                                                      --------        --------
      Net cash from investing activities              (700,000)         62,000
                                                      --------        --------
      Net increase (decrease) in cash                 (738,580)         (7,025)

      Cash at beginning of period                      769,284          12,037
                                                     ---------       ---------
      Cash at end of period                         $   30,704      $    5,012
                                                     =========       =========

                                  CELCOR, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (unaudited)


NOTE 1 - Financial Statements

The balance sheets and statements of operations for all periods reported herein and the statements of cash flows for all periods reported herein have been prepared by Celcor, Inc. ("the Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 (and for all periods presented) have been made. The Company's 1O-KSB annual report for its last fiscal year ended June 30, 1995 should be read in conjunction with this report.


NOTE 2   Loss per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share for the periods presented herein is as follows:

                                          For the three and nine
                                      month periods ending Mar. 31,
                                       1995                  1996
                                       ____                  ____
Weighted average shares out-
 standing during the period         3,364,674             3,364,674



NOTE 3 - Potential Merger and Notes Receivable

On August 15, 1994, the Company  signed a letter of intent to acquire  Northeast
(USA) Corp. ("Northeast"), and on March 15, 1995 executed an Agreement and Plan of Merger with Northeast. The transaction was subject, among other conditions, to completion of a due diligence examination, and shareholder approval. Northeast shareholders would receive 1,750,000 shares of the Company's common stock for all of the issued and outstanding shares of Northeast. Northeast is a a manufacturer and distributor of various vitamin and body care products with operations in the People's Republic of China and the United States.

On August 9, 1994, the Company loaned $700,000 to Northeast. This loan, evidenced by a promissory note, does not bear interest until the original maturity date, November 30, 1994, at which time interest would have accrued at 15% per annum. The maturity date of the loan has been extended indefinitely by the Company as the Company's proposed merger with Northeast approaches consummation (see below). As of March 31, 1996, Northeast had repaid a total of $62,000 on the loan to provide working capital to the Company. Concurrent to the note, Northeast's shareholders pledged all existing shares of their common stock as collateral.

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


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
Results of Operations

1995 and 1996 periods compared

         In the 1995 and 1996 periods, the Company had no ongoing operations and maintained its corporate existence (regulatory and tax filings, stock transfer costs etc.) with minimal administrative expenditures. However, in both periods the Company incurred legal and administrative costs in conjunction with its anticipated merger with Northeast (USA) Corp. ("Northeast") (See note 3 to the Financial Statements). Not taking into consideration the fact that the loss for the nine month period ending March 31, 1995 was lessened by a $5,250 gain on the sale of an asset, the loss for the nine month period ending March 31, 1996 period was approximately $66,000 more due to increased expenditures necessary for its proxy solicitation and merger consummation. This was especially prevalent during the three month period ended March 31, 1996 as compared to the same 1995 period.

Financial condition and liquidity

         Since its emergence from Chapter 11 bankruptcy at the beginning of its 1993 fiscal year, the Company has had no operations or business. Subsequent to its reorganization the Company had virtually no assets or liabilities and its need for working capital has been minimal. The Company was able to secure
$40,000  in  loans  from a  non-affiliated  private  investor  which  have  been sufficient to fund current minimal administrative expenses. In order for the Company to actively pursue its business plans in seeking opportunities such as mergers, acquisitions or joint ventures, more substantial permanent financing was required. As such, the Company was able, during the 1994 fiscal year, to secure $780,000 in equity capital through the private placement of Convertible Preferred Stock. The holder of the $40,000 loan payable by the Company converted the loan and interest to the Preferred issue, making the total Preferred issuance $825,000. After the conclusion of the offering of the Series C
Preferred Stock, $700,000 of the proceeds was loaned to Northeast in anticipation of the merger (see Note 3 to the Financial Statements). The Company believes that once the merger with Northeast is consummated (Celcor stockholders have approved the merger), the Company will require significant additional capital to fund its obligations under a joint venture agreement with Northeast General Pharmaceutical Factory, to pay ongoing operating expenses and to support the Company's working capital needs.

          Additional capital in the short term is required for the Company to continue to operate. The Company's recent short term capital needs have been satisfied by the receipt of $62,000 from Northeast as partial payment on the Note. However, as Northeast's cash resources are limited, Northeast will not be able to provide any further significant amounts of working capital to the Company in the form of partial Note repayments.

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

Dated: May 1, 1996                                    CELCOR, INC.


                                                   /s/ Stephen E. Roman, Jr.
                                                   ___________________________
                                                       Stephen E. Roman, Jr.
                                                       Vice President
                                                       Chief Financial Officer