Form 10-K
period 1996-09-30
CELCOR INC
filed 1996-10-15
CIK 745651

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (no fee required)

For the Fiscal Year Ended June 30, 1996              Commission File No. 0-13337

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

                                  CELCOR, INC.
             (Exact name of Registrant as specified in its charter)
DELAWARE                                                 22-2497491
                                                  ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

1800 Bloomsbury Ave., Ocean, N.J.                              07712
-----------------------------------------         ------------------------------
(Principal Executive Office)                                (Zip Code)

                                                          (908) 922-3158
                                                 ------------------------------
                                                 Registrant's telephone number,
                                                  including area code:

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period of time that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

   (1)     Yes          [X]                                         No       ___
   (2)     Yes          [X]                                         No       ___

The aggregate approximate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 23, 1996 was approximately $ 900,000.

As  of  September  17,  1996,  there  were   outstanding   5,294,894  shares  of
Registrant's common stock.

Applicable only to registrants involved in bankruptcy proceeding during the preceding five years: Indicate by checkmark whether Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.

            Yes  [X]               No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.

          [X]   Information Included                ___ Information not Included

State issuer's revenues for its most recent fiscal year

         $   0    ($ __ on a pro forma basis after giving effect to the merger of the Company with Northeast (USA) Corp.)

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, Part III, etc.) into which the document is incorporated: (1) any annual report to securityholders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to securityholders for fiscal year ended December 24, 1990).

         No documents have been incorporated by reference, except as exhibits. See exhibit list on page 13.

Transitional Small Business Disclosure Format (check one):

               Yes ____                  No   [X]

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

Item 1.  Business

         Celcor, Inc. (the "Company"), was founded on January 16, 1984, to exploit new markets created by the approval of the new "cellular" mobile telephone technology by the Federal Communications Commission and the deregulation of the telecommunications industry. After completion of its initial public offering in February, 1985, the Company extended its business into other areas in the telecommunications field, such as radio paging and (through the acquisition of the The Pay Telephone Company, Inc. in December, 1985), the private pay telephone marketplace and the private network switching business.

         However, because the growth and profitability of its operations fell short of expectations and because of the limited success of a second public financing in July of 1987, the Company, beginning in 1987, began selling off or closing some of its operations. By February, 1991 the Company had ceased or sold off all of its operations.

         Unable to obtain financing to repay debt or fund operations of any kind, the Company, in April of 1991, filed for protection under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Court - District of N.J., Newark, N.J.). In March of 1992, the Company's only subsidiary, The Pay Telephone Company, Inc., filed a separate Chapter 7 bankruptcy petition and was thereafter liquidated. There was no distribution to creditors.

         Pursuant to a Stock Purchase Agreement (the "Agreement"), dated June 20, 1991 and amended October 29, 1991, between the Company and Majestic International, Inc. ("Majestic"), the Company was able to secure limited equity capital and emerge from bankruptcy. The Agreement, among other things, provided for the sale, by the Company to Majestic, of that number of shares of the Company's common stock which would give Majestic a 49% interest in the Company. The purchase price for the shares was $155,000. Also, pursuant to the Agreement, the Company filed a reorganization plan (the "Plan") with the Bankruptcy Court, which provided for the proceeds received from Majestic from the sale of the shares to be used to pay administrative claims associated with the bankruptcy and to settle all existing debts of the Company. On May 28, 1992 the Plan was approved by the Bankruptcy Court. Subsequently, 8,242,000 shares (1,648,400 shares after giving effect to a subsequent one for five stock split) were sold to Majestic and 824,200 shares (164,840 shares on a post split basis) were issued to two "finders" on July 28, 1992 (according to closing documents the finders were identified as Lyncroft Corp. (618,150 pre-split shares) and Yung Hua Ho, (206,050 pre-split shares), parties, who at that time were not related to the Company. However, Lyncroft is an "affiliate" of Northeast (USA) Corp. ("Northeast") with which the Company has recently merged - see below). The end result was the emergence of the Company from bankruptcy with virtually no assets or liabilities.

         At the time of its emergence from bankruptcy, the Company had no operations and no revenues but began to seek new business opportunities, especially with entities having business interests or operations in and with the People's Republic of China. In order to raise capital to fund its immediate limited operations, and to become more attractive to a potential operational partner, the Company raised $825,000 during May and June of 1994 in a private placement of securities. The private placement, sold to a group of individual investors, consisted of the sale of 275,000 shares of 8% Series C Convertible Preferred Stock (the "Preferred Stock") at $3 per share. Each share is convertible into 3 shares of the Company's common stock.

         In furtherance of the Company's business objective, the Company, on March 15, 1995, executed an Agreement and Plan of Merger (the "Merger
Agreement") with Northeast (USA) Corp. ("Northeast") and its stockholders. Northeast, a privately held company, had established business relationships with entities located in the People's Republic of China. Under the Merger Agreement, Northeast was merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). All of the common stock of Northeast issued and outstanding immediately prior to the consummation of the Merger was converted into shares of the Company's common stock. All of the Company's common stock and Preferred Stock which was issued and outstanding prior to the consummation of the Merger remained outstanding and did not change as a result of the Merger.

         The Merger became effective on August 1, 1996. At that time, the 175 outstanding shares of Northeast common stock were converted, by virtue of the Merger, into the right to receive 1,750,000 shares of the Company's common stock.

Business of Northeast

         Northeast was organized in February, 1993 in the expectation of pursuing business opportunities in China for the production and distribution of pharmaceutical and body care products.

         In May of 1994, Northeast entered into a joint venture agreement with Northeast General Pharmaceutical Factory ("Northeast General Pharmaceutical"), a state owned Chinese pharmaceutical manufacturer located in Shenyang, China. Pursuant to the joint venture agreement, the parties created Shenyang United Vitatech as a Chinese limited company ("United Vitatech"). The stated purpose of the joint venture is to manufacture and sell medicine, nutrition, health and cosmetic products. The joint venture agreement provided that United Vitatech would have an initial capitalization of U.S. $5.75 million, U.S. $2.5 million to be contributed by Northeast General Pharmaceutical and the balance of U.S. $3.25 million to be provided by Northeast through contributions of cash and technology. Of the amount to be contributed by Northeast, U.S. $2.1 million was to be in cash (payable in three installments in July, 1994, June 1995 and December, 1995), with the balance of the capital to be in the form of a contribution of proprietary technology and formulae for the production of vitamin products. At the present time, $1.0 million in cash has been contributed to United Vitatech by Northeast. Northeast has deferred the installment payments which were due in June and December 1995 until the joint venture has a need for the funds. United Vitatech expects to use these funds to build a new factory in Shenyang. Since other temporary production facilities have been provided by Northeast General Pharmaceutical, there is no immediate need to build the new factory. Of the amount which has been contributed to date by Northeast General Pharmaceutical, $750,000 was in cash and the balance consisted of a contribution to the venture of the development rights (valued at $1,750,000) to build an office and factory complex on an 84,000 square meter parcel of land located in Shenyang, China. In exchange for its capital contribution, Northeast received a 56% interest in the joint venture and elects 4 of 7 directors.

         Under the joint venture agreement, Northeast General Pharmaceutical is responsible for (i) obtaining all government approvals required for the joint venture to operate, (ii) organizing the design and construction of joint venture production facilities, (iii) providing initial manufacturing capability, and
(iv) handling customs and import requirements for equipment which the joint venture may acquire.

         Northeast is obligated under the agreement to provide (i) production management, (ii) employee training and construction design for a new building, and (iii) technology. The agreement has a 30 year term, but may be extended by applying to the Chinese government for an extension. The vitamin formulae and technology provided to the joint venture by Northeast was acquired by it from Mannion Consultants (one of Northeast's shareholders) under a technology agreement. Under this agreement, Mannion transferred to Northeast various formulas and procedures for making a variety of health care, vitamin and cosmetic products in exchange for 80 shares of Northeast's common stock (approximately 46% of Northeast's outstanding shares). Mannion is a privately held corporation based in Taiwan.

         United Vitatech has received Chinese government approval to produce a chewable vitamin C tablet and is seeking additional government approvals for a multi-vitamin and prenatal vitamin. The Vitamin C tablet is currently being manufactured for the joint venture by Northeast General Pharmaceutical, but once other products are approved, the joint venture intends to construct its own factory in Shenyang to produce its own products.

         Under the current manufacturing agreement, Northeast General Pharmaceutical provides labor and equipment to manufacture the vitamins and Northeast provides managerial and technical support. Plans to construct an office and factory complex on the land contributed to the venture in Shenyang are now being reviewed by Chinese regulatory authorities and it is anticipated that construction will begin in calendar year 1997. The facility will be built in stages, with a portion of an office complex and production and warehouse space built first.

         Initially, United Vitatech will seek to distribute its products primarily in Liao Ning Province and the surrounding region. Located in northeast China, this region (formerly known as Manchuria) has a population in excess of 200 million people and is believed by management to be among the most promising in China for the distribution of consumer products. Northeast has initiated an advertising campaign for its products on Chinese television and recognized its first revenues in the latter part of fiscal 1995.

         Northeast also markets a line of body care products under the trade name "Jennifer." These products, primarily for skin and hair care usage, have their ingredients encapsulated in a soft gel form. These capsules are broken open by the user and applied to a person's face or hair (depending on the product). Northeast has done limited test marketing of the product in the U.S., but most of its sales have been through distributors located in Korea, Taiwan and Puerto Rico. Northeast's subsidiary, United Vitatech, has also imported the Jennifer product line into China, but to date, sales in China have not been significant. Test marketing of this product began in Shenyang, China in March, 1995 and test marketing expanded to Beijing in May, 1995.

         Recently,  the  Company  has  been  holding  discussions  with a  major manufacturing company. Because the Company's management has business relationships in the Far East, the manufacturing company has expressed an interest in having the Company form a joint venture with it in Taiwan for the purpose of marketing and installing diesel to natural gas engine conversions. Initial conversions will be in busses, but the Company believes there are other uses for this technology. The Company believes there is a significant market potential in Taiwan for this product due to the recognition by the Taiwanese government of the need to improve air quality by reducing emissions. The Company is continuing to evaluate this opportunity.

         The Company currently employs approximately 10 persons, (4 in sales and 6 in clerical and administrative positions) most of whom are employed in Shenyang, China. The Company's officers provide services to the Company on a part-time basis.

Current Status of Activities in China

         United Vitatech has business licenses to sell pharmaceutical and cosmetic products in China. United Vitatech's chewable vitamin C tablet has been approved for sale by Chinese regulatory authorities and approvals for three more vitamin products (pre-natal, adult multi-vitamin and a senior multi-vitamin) are expected within the next several months. The final required data has been submitted to Chinese authorities for these new products.

         The initial supply of chewable vitamin C tablets was produced for United Vitatech by its 44% stockholder, Northeast General Pharmaceutical. The last production run occurred in December of 1995 and United Vitatech is still working off of this inventory. It is believed that this supply will last another six months at current sales levels.

         United Vitatech markets both the chewable vitamin C product and the "Jennifer" line of body care products in the Shenyang, Beijing and Shanghai areas. Chewable vitamins are sold mainly to pharmacies and hospitals and the Jennifer line is sold mainly to department stores. Depending on the geographic area, United Vitatech sells to customers on either a direct basis or through independent distributors. United Vitatech is currently looking to expand its distribution channels by pursuing an arrangement with another company which already has such channels in place in China for similar products.

         Squibb and American Cyanamid ("Centrum" brand) currently sell vitamin products in China and compete with United Vitatech. These companies have substantially greater resources than United Vitatech. Competitors selling products similar to the Jennifer line have generally been smaller companies.

         Due to a lack of funds, United Vitatech has been unable to (1) mount a sustained marketing effort and (2) construct its own production facilities, both of which it believes are necessary for growth. Currently, United Vitatech operates on a cash flow break-even basis. The Company believes that once approval from the Chinese regulatory authorities is received for the three pending vitamin products, it will be able to attract additional capital to expand United Vitatech's operations.

         Recently, Northeast General Pharmaceutical has appointed a new director to the board of United Vitatech. The Company views this as an opportunity to revitalize its relationship with Northeast General Pharmaceutical and perhaps renegotiate the existing joint venture agreement to the mutual benefit of the Company and Northeast General Pharmaceutical.

         No R&D is presently being done by United Vitatech or the Company. The Company owns the rights to several additional proprietary products which it may produce and market in the future.

Taiwan Diesel/Natural Gas Project

         Shortly, the Company expects to enter into a joint venture or similar agreement with a manufacturer whose stock is listed on the New York Stock Exchange. The purpose of the venture will be to set up installation centers in Taiwan to market and install diesel/natural gas conversions (initially) to the engines in buses. Currently, plans are to test such equipment on buses in Taiwan for its air pollution reduction capability. If the outcome of the tests is acceptable, the Company expects to receive a substantial order from a Taiwanese bus company (owned by the brother-in-law of Jennifer Wu, president of the Company and through Dziou Tai Associates, a 5.6% stockholder of the Company). The Company then plans to form a Taiwanese subsidiary for the purpose of (1) operating this business in Taiwan, (2) applying to the Taiwanese government for product endorsement and (3) raising equity capital in Taiwan. There are 20,000 buses in Taiwan and the Company believes that the product can be successfully marketed because of a significant problem and growing concern about air quality in Taiwan. Additionally, the Company believes that if it can obtain the endorsement of the Taiwanese government, some subsidy can be obtained for conversions, further enhancing the marketing effort.

Item 2.  Properties

         The Company leases office and warehouse space in College Point, N.Y. on a month to month basis and owns a vacant parcel of land in Flushing, N.Y., which is currently under contract of sale and is expected to close before the end of October, 1996. See "Management's Discussion and Results of Operations -
Financial Plan for Next 12 Months". United Vitatech currently leases approximately 2300 square feet of office and residence space under a short term lease in Shenyang, China. United Vitatech also holds development rights to develop an 84,000 square meter parcel of land in Shenyang on which it expects to build production facilities and office space next year.

Item 3.  Legal Proceedings

         There are presently no legal proceedings pending or threatened against the Company which, if adversely decided, could have a material adverse affect on the Company, its operations or prospects.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

         The  Company's  common  stock  is  traded   over-the-counter   and  its
quotations are carried in the National Quotation Bureau's daily "Pink Sheets."

         The following table shows the range of high and low bid or last trade quotations for the Company's common stock in the over-the-counter market as reported to the Company by the National Quotation Bureau Incorporated. No review of the daily Pink Sheets for the period indicated has been undertaken by the Company. The quotations reflect prices between dealers, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions or be indicative of prices at which the Company's stock was traded.

        Fiscal Year        Fiscal Qtr. Ended           Low Bid          High Bid

         1995              September 30, 1994         $   .12           $   1.25
                           December 31, 1994              .25                .87
                           March 31, 1995                 .25                .87
                           June 30, 1995                  .25                .87

         1996              September 30, 1995         $   .12          $     .37
                           December 31, 1995              .12                .62
                           March 31, 1996                 .31               1.00
                           June 30, 1996                  .31                .87

         The number of record holders of the Company's common stock as of September 17, 1996 was approximately 350, however, the Company believe that there are substantially more beneficial holders.

         Dividend Policy.

         The Company has not paid any dividends on its common stock since its inception. The Company anticipates that in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will be paid on its common stock.

Item 6.  Management's Discussion and Analysis of Results of Operation

         Liquidity and Capital Resources

         Since its emergence from Chapter 11 bankruptcy proceedings at the beginning of the 1993 fiscal year, and until the completion of its merger with Northeast, the Company has had no operations or business. Subsequent to the bankruptcy reorganization, the Company had virtually no assets or liabilities and its need for working capital has been minimal. At the time of its emergence from bankruptcy, the Company was able to secure $40,000 in loans from a non-affiliated private investor, which were sufficient to fund the Company's minimal administrative expenses. In order for the Company to actively pursue its business plan to seek opportunities, such as mergers, acquisitions or joint ventures, more substantial permanent financing was required. In fiscal 1994, the Company was able to secure $780,000 in equity capital through the private placement of the Preferred Stock. The holder of the $40,000 loan payable by the Company converted the loan and accrued interest to shares of the Preferred issue, making the total Preferred issuance $825,000. Of these proceeds, the Company loaned Northeast $700,000 in anticipation of its merger with Northeast.

         With the Merger with Northeast now consummated, the Company must raise significant additional capital with which to expand and operate its business. The Company hopes to raise capital for the combined entity through a private placement of securities utilizing both domestic and foreign investment sources. Presently, the Company has had to rely on short term loans from the brother of the Company's President, which totaled approximately $66,000 at June 30, 1996. This individual has expressed a willingness to purchase shares of the Company's common stock in exchange for this debt. It is unknown whether the Company will be able to continue to raise funds in this fashion. Should the Company not be able to raise additional funds, it would be unable to operate in any capacity.

         Because of the above mentioned liquidity concerns, the Company's independent accountants, in their report, have issued an explanatory paragraph regarding the Company's ability to carry out its business plans.

Financial Plan for Next 12 Months

         Currently, there is no working capital available to support the Company's U.S. operations, including those of Northeast,. The Company has scaled operations back to a bare minimum. Officers are not receiving any cash remuneration. Cash required to fund minimal operations is being provided, for the most part, by the brother of Jennifer Wu, the Company's president. It is not known how much longer this funding source will be available. In order to retire some of its past due accounts payable and pay off a $200,000 bank loan which is due, Northeast has entered into a contract to sell a parcel of land which it owns in Flushing, N.Y. Northeast expects that it will net approximately $100,000 from the sale after paying commissions, back real estate taxes, closing costs and the bank loan. After reducing accounts payable, the Company believes the remaining capital could fund the Company's limited operations through the end of calendar 1996.

         Funding past this date, at this time, appears to be dependent on the initial success of the diesel/natural gas engine conversion project in Taiwan. Funding for the growth of the Company's Chinese subsidiary, United Vitatech is dependent upon the receipt of Chinese governmental approvals for three new vitamin products of the Company.

Statement of Operations

Fiscal 1996 compared to Fiscal 1995

         During both the 1995 and 1996 fiscal years, the Company was actively involved in consummating its Merger Agreement with Northeast (USA) Corp., with which it signed a letter of intent on August 15, 1994 and a Merger Agreement on March 15, 1995. However, during the 1996 fiscal year, the Company incurred substantial legal and professional fees and other costs in conjunction with the preparation and solicitation of proxies from the Company's stockholders voting on the merger. These additional costs and expenses increased the loss in the 1996 period as compared to the 1995 period.

Item 7.  Financial Statements and Supplementary Data.

         The Company intends to file financial statements by amendment in the future at such time as it has funds to pay an accounting firm to audit such statements.

Item 8.  Changes in and Disagreements with Accountants

         The Company does not presently have the funds available to pay the accounting fees associated with an audit. The Company currently owes BDO Seidman a significant amount of money for past services and has been advised that BDO Seidman will do no further work for the Company.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

Directors.

         Directors are elected by the shareholders and serve until their successors are elected and have qualified or until a director's earlier death, resignation or removal. Directors were most recently elected in January 25, 1996 at the special meeting of shareholders held at such time to approve the Merger with Northeast.

         Set forth below are the names and ages of the directors, and executive officers of the Company, their positions with the Company, and their business experience, including their principal occupations at present and during the past five years.

                                                                     Director of
                                              Present                The Company
          Name                 Age            Position                   Since

     Jennifer Lo Wu (1)        43          President and                 1996
                                           Chairman

     Stephen E. Roman, Jr. (2) 48          Director,                     1994
                                           Vice President,
                                           CFO and Secretary

     Michael Hsu (3)           56          Vice President and            1996
                                           Director

     David Chow (4)            36          Director                      1993

     Eugene Cha (5)                        Director                      1996

     Frank Nelson (6)          74          Director                      1996

     Chin-Sung (Joe) Chen(7)   44          Director                      1996

____________________
(1) Jennifer Lo Wu is a trained pharmacist and from February, 1993 until the effective date of the Merger served as chairman of Northeast. Ms. Wu also serves as Chairman of Shenyang United Vitatech Ltd., Northeast's Chinese joint venture. Prior to her association with Northeast, from 1983 to 1991, Ms. Wu was a real estate agent in Flushing, N.Y. Ms. Wu is married to Dr. Nanshan Wu, who is active in the operations of Northeast. Ms. Wu is the sole stockholder of Lyncroft Corp., which previously owned 123,630 shares of the Company and has acquired, through Northeast's merger with the Company, by virtue of its ownership of Northeast Common Stock, an additional 100,000 shares of the Company's common stock. Ms. Wu is also the daughter of Su Shi Lo, the controlling stockholder of Majestic, one of the Company's largest stockholders.

(2) Stephen E. Roman, Jr. served as Vice President and Chief Financial Officer of the Company for the period from April 1984 to June 1994. He has also served as Secretary since 1994. From June 1994 to January 1996, Mr. Roman was president of the Company. In January 1996, Ms. Lo Wu succeeded Mr. Roman as president and Mr. Roman became vice president and chief financial officer. For the last five years he has served on a part-time basis. Mr. Roman is a certified public accountant and performs similar services for other business entities.

(3) Michael W. Hsu served as Vice President-Finance from June of 1994 to January 1996 on a part-time basis. In January 1996 he became vice president. He has been a self-employed certified public accountant for the past ten years.

(4) David Chow is Managing Director of Center Laboratories, Taiwan, and has held this position since 1980. He is also Managing Director of Center Pharmaceutical Co., Ltd., People's Republic of China and has served in this capacity since 1992. Additionally, in 1993 Mr. Chow became Chairman of the Taiwan Pharmaceutical Development Association and in 1995, Director of the GMP Committee of the China Pharmaceutical Industrial Association.

(5) Eugene Cha is an attorney and since 1987 has been a partner in the law firm Cha & Pan with offices in N.Y. and Beijing, China. He holds law degrees from both National Taiwan University and the University of Michigan.

(6) Frank Nelson is president of Promedica, Inc., and has served in this capacity for more than 10 years. Promedica is a publicly traded medical devices manufacturing and marketing company. From 1988 to 1994, Mr. Nelson was also president of Natural Pharmaceutical International, Inc., a natural pharmaceutical products research and development company. From 1992 to 1994, Mr. Nelson served as Chairman of Health Guard International, Inc., a health food manufacturing and marketing company.

(7) Chin-Sung (Joe) Chen is presently general manager of Hyscios Pharmacy International, Co., Ltd., a distributor of pharmaceutical and skin care products based in Taipei, Taiwan and has served in this capacity since 1994. Prior to his association with Hyscios, Mr. Chen was employed for approximately 16 years by Lederle, where he served in a variety of increasingly responsible positions. From April 1991 to November 1993, Mr. Chen was national marketing manager of Lederle, Taiwan.

         The Board of Directors does not presently have an audit, compensation or nominating committee. There were two meetings of the Board of Directors during the fiscal year ended June 30, 1996.

Section 16  Compliance

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company, the Company believes that Messrs. Chow and Hsu have each filed a Form 3 in their capacity as officers or directors of the Company, but that such filings were not made on a timely basis. Neither individual owns any shares of the Company's common stock. In addition, the Company believes that Majestic International. Inc., which is believed to be the beneficial owner of more than 10% of the outstanding common stock of the Company, has filed a Form 3 with respect to such beneficial ownership, but that such filing was not made on a timely basis. Mr. Chin-Sung Chen, who became a director of the Company in January, 1996, has not filed a Form 3, but to the knowledge of the Company, Mr. Chen does not own any shares of the Company's common stock. The Company further believes that Verchi Holdings Limited, owns in excess of 10% of the outstanding common stock and has not filed a Form 3 with respect to such beneficial ownership. Upon the consummation of the Merger, Mannion Consultants became the holder of approximately 15% of the Company's common stock but has not filed a Form 3 with respect to such ownership.

Item 10.  Executive Compensation

         Listed below is the total compensation paid to the executive officers and directors of the Company for all services rendered to the Company in all capacities during the fiscal year ended June 30, 1996. The amount paid to all directors and officers as a group totalled $32,727.

                                       Total cash remuneration paid
                                       -----------------------------------------

Stephen E. Roman, Jr.
Vice President, Secretary and Director                    $30,000 (1)

All other Officers and Directors                          $ 2,727 (2)

-------------


(1) Includes $10,000 which is owing but has not yet been paid. Mr. Roman has agreed to accept shares of the Company's common stock in satisfaction of this obligation.

(2) Represents amounts paid or accrued to Mr. Cha's law firm for services rendered to Northeast.

         The Company has no stock option plan, bonus, retirement, royalty or similar plans in effect. However, one or more such plans may be adopted in the future. Except as noted above, none of the officers or directors of the Company has been granted any stock option, stock appreciation right, or stock award, nor are there any deferred compensation arrangements. There are no employment contracts or change of control agreements in effect.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the number of shares of the Company's $.001 par value common stock owned by each person who, as of September 17, 1996, owns of record, or is known by the Company to own beneficially, more than 5% of the Company's common stock, as well as the ownership of such shares by each director and executive officer of the Company and the shares beneficially owned by all officers and directors as a group.

  Name and Address of               Amount and nature of            Percent
   Beneficial Owner                  Beneficial Ownership            of Class
-------------------------------    -------------------------    ----------------

Mannion Consultants, Ltd.                 800,000                           15.0
No 2, 4th Floor Alley 23
Lend 290
Chung Shon N. Road
Taipei, Taiwan

Majestic International Inc.               633,400                           11.9
No 3 14th Floor
No 535
Cheng-Kuo
Third Road
Kaohszung, Taiwan ROC

Fowler Holdings, Inc.                      450,000                           8.4
3F No 1-4
Alley 14 Lane 154
Ho-Hsing Road
Mo-Chia Area
Taipei, Taiwan ROC

Shenyang Tianfa Social                     450,000                           8.4
Service Company
No. 37 Zhong Gong Bei Street
Tiexi District
Shenyang, People's Republic
  of China

Verchi Holdings Limited                    550,000                          10.3
Room 312, Entrance 3, Bldg. 14
Compound 3, Jingouhe Road
Wukesong-Haidian District
Beijing, People's Republic
  of China

Dziou Tai Associates                       300,000                           5.6
63-48 253 St.
Little Neck, New York 11362

Stephen E. Roman, Jr.                       64,153 (1)                       1.2
25 Hillside Road
Shark River Hills, NJ 07753

David Chow                                     0                               0
Shinwi Road Section 2
No. 34, Taipei, Taiwan

Jennifer Lo Wu                             223,630 (2)                       4.2
165 Grist Mill Lane
Great Neck, NY 11023

Michael Hsu
136-21 Roosevelt Ave
Flushing, NY 11354                             0                             --

Frank A. Nelson
3789 S. 500 West
Salt Lake City, Utah 84115                     0

Chin-Sung (Joe) Chen
7th Floor
No 571
Ming Shui Road
Taipei, Taiwan                                (3)                             --

Eugene Cha                                     0                              --
36 W. 44th Street
New York, NY 10036

Current Executive officers and             287,783                           5.4
Directors as a Group (7 persons)

----------------
(1) Includes 48,000 shares issuable to Mr. Roman in lieu of cash compensation and in satisfaction of loans due him from the Company.

(2) Includes shares owned by Lyncroft Corp., a corporation of which Ms. Wu is the sole shareholder.

(3) Mr. Chen holds 70,000 shares of the Company's Preferred Stock, which are convertible into 210,000 shares of common stock of the Company.

     The Company is not aware of any arrangements which may result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

     The Company, as of August 1, 1996, has merged with Northeast (USA) Corp. (see Section I - "Business"). The Company previously loaned Northeast the sum of $700,000, which was used by Northeast in furtherance of its joint venture in China. This loan was cancelled upon the consummation of the Merger.

     The father of Jennifer Lo Wu, Su Shi Lo, is the controlling stockholder of Majestic International, Inc., an 11.9% stockholder of the Company. Additionally, Chau-Rong Lo, the brother of Jennifer Lo Wu, has loaned the Company, as of June 30, 1996, a total of approximately $66,000, for which Dr. Lo has agreed to purchase shares of the Company's common stock. Mr. Chau-Rong Lo also controls Dziou Tai Associates, which holds approximately 5.6% of the Company's outstanding common stock.

     Eugene Cha, a director of the Company, is a member of Cha & Pan, a law frim which has provided legal services to Northeast in the past and which may provide services to the Company in the future.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a) 1. The following financial statements are included in Part II, Item 7 of this report:

                  None

2.  Exhibits

     2.1 Agreement and Plan of Merger among Celcor, Inc., Northeast (USA) Corp., and the Stockholders of Northeast (USA) Corp.(5)

     3.1 Certificate of Incorporation, as amended, of the Company (1) (2) ((4)

     3.2 By-laws of the Company (1) (3)

     4.1 Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock of Celcor, Inc.

    10.1 Promissory Note, Pledge Agreement and Note Extension Agreement between Celcor, Inc., Northeast (USA) Corp. and the Stockholders of Northeast
         (USA) Corp. (3)

    10.2 Joint  Venture  Contract  between  China  Northeast   Pharmaceutical
         Company and U.S. Lyncroft Company (translated from the Chinese) creating United Vitatech.

    10.3 Contract of Shenyang United Vitatech Pharmaceutical Ltd. (translated from the Chinese)

    10.4 Regulations of Shenyang United Vitatech Pharmaceutical Ltd. (translated from the Chinese)

    10.5 Agreement dated December 26, 1993 between Mannion Consultants Ltd and Northeast (USA) Corp.


---------------

         (1) Incorporated by reference to the Company's Registration Statement No. 2-94663.

         (2) Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1986. Commission File No. 0-13337.

         (3) Incorporated by reference to the Company's 1986 Proxy Statement dated November 7, 1986. Commission File No. 0-13337.

         (4) Incorporated by reference to the Company's Registration Statement No. 33-12084.

         (5) Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1995.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CELCOR, INC.
                                                    Registrant


Date: October 14, 1996                              By:/s/Jennifer Lo Wu
                                                    ----------------------------
                                                    Jennifer Lo Wu
                                                    President and Chairman
                                                    of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: October 14, 1996                              By: /s/Stephen E.Roman, Jr.
                                                    ---------------------------
                                                    Stephen E. Roman, Jr.
                                                    Vice President - Finance
                                                    Principal Accounting Officer
                                                    Secretary and Director


Date: October 14, 1996                              By: /s/Michael W. Hsu
                                                    ----------------------------
                                                    Michael W. Hsu
                                                    Vice President and
                                                    Director


Date: October 14, 1996                              By: /s/Frank Nelson
                                                    ----------------------------
                                                    Frank Nelson
                                                    Director


Date: October 14, 1996                              By:/s/Jennifer Lo Wu,
                                                    ---------------------------
                                                    Jennifer Lo Wu, Chairman