Form 10KSB
period 1999-06-30
NORTHEAST USA CORP /NEW
filed 1999-10-13
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
  (Mark One)

 _X_ Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended  June 30, 1999

___ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from ____________      to _____________

     Commission file number       000-13337

                 Northeast (USA) Corp. (formerly Celcor, Inc.)
                 (Name of Small Business Issuer in Its Charter)

                  Delaware                                      22-2497491
   (State or Other Jurisdiction of                             (IRS Employer
   Incorporation or Organization)                           Identification No.)

     1800 Bloomsbury Ave., Ocean, N.J.                              07712
 (Address of Principal Executive Offices)                         (Zip Code)

                                  732-922-3609
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

    Title Of Each Class                                   Name Of Each Exchange
                                                           On Which Registered
          None


         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes ____ No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year.  $834

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

     As of August 31, 1999, the aggregate market value of the Registrant's Common Stock (based on the closing bid price for the Common Stock as reported by the National Quotation Bureau on such date held by non-affiliates of the Registrant) was approximately $1,017,014. For the purposes of this report, it has been assumed that all directors and officers of the Registrant are affiliates of the Registrant. However, the statements made herein shall not be construed as an admission for the purpose of determining the affiliate status of any person. As of August 31, 1999, the Registrant had 7,008,187 shares of Common Stock issued and outstanding.

          Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

      Yes________      No________

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,008,187 shares of Common Stock, par value $.001 per share, at September 10, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes _____      No_____

                                     PART I



Item 1. Description of Business

General

          Northeast (USA) Corp. (the "Company") was incorporated in Delaware on January 16, 1984 as Cellufone Corporation. From 1984 to 1991, the Company and/or its subsidiaries were involved in several different businesses, including the reselling of cellular telephone service, radio paging (beeper) service, private pay telephone manufacture and private network switching. The Company subsequently changed its name to Celcor, Inc. Because growth and profitability of these operations fell short of expectations, the Company had either ceased operating or had sold off all its businesses by February, 1991.

     Unable to obtain financing to repay debt or fund operations of any kind, the Company, in April 1991, filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company was able to secure limited equity capital from an investor and the Company emerged from bankruptcy in 1992 with virtually no assets or liabilities.

     The Company (then known as Celcor, Inc.) had virtually no operations from 1991 to early 1995 when it executed an Agreement and Plan of Merger with Northeast (USA) Corp., a New York corporation ("Northeast NY"). Through this merger, which became effective August 1, 1996, the Company changed its name from Celcor, Inc. to Northeast (USA) Corp. and was the surviving entity in the merger. The Company consummated the merger in order to bring the business of Northeast NY into the Company. Northeast NY had a joint venture with the Chinese government to manufacture and distribute vitamins and beauty products. While limited production and sales were achieved, lack of funding caused cessation of activities in early 1997. Because the necessary funding for this operation could not be raised, the Company recently notified the Chinese that it was no longer interested in pursuing the joint venture. During the fiscal years ending June 30, 1996 through 1998 the Company, domestically, generated limited revenues from retail sales of a beauty supply line. Lack of funding for promotional activities, and subsequently for fixed overhead costs, caused cessation of this activity during the latter part of 1998.


Comprehensive filing

     The Company did not file its Form 10-KSB or the other periodic reports required by Section 13 of the Exchange Act, for the fiscal years ended June 30, 1996 through 1998. The Company, with limited resources, was unable to obtain any GAAP compliant financial statements from its Chinese subsidiary, and did not have the funds required to conduct an audit of its financial statements. The limited operations conducted by the Company during the fiscal years ended June 30, 1996 through 1999 consisted of sales of vitamin products by its Chinese subsidiary and domestic sales of beauty supply products. All of these operations have since been discontinued and all Statements of Operations for these years, included in the Financial Statements herein, reflect all operating results as discontinued. The Company believes that because (i) its prior operations provided only limited revenues and have been discontinued, and (ii) the Company did not incur any expenses or recognize any revenues with respect to its new business prior to June 30, 1999, its most recent fiscal year-end. It would be more meaningful to shareholders to file a single Form 10-KSB describing all material events affecting the Company since June 30, 1995, rather than attempting to file all missing periodic reports.

Current operating plan

     In April 1999, Robert Edwards, the Company's initial founder and former president approached the Company on the possibility of starting an Internet retailing business. Pursuing this proposal, the Company's Board of Directors approved a merger with Buy It Cheap.com, Inc. ("BUYC"), a start-up company organized under Delaware law by Messrs. Edwards and Roman (each of whom is a director of the Company). BUYC has raised approximately $70,000 in start-up investment capital. BUYC has loaned the Company $21,700 as of September 15, 1999 and will continue to loan funds to the Company in preparation for the merger. The Company will issue between 700,000 and 1,400,000 shares of its common stock to shareholders of BUYC upon consummation of the merger, the number of shares dependent on the number of shares of BUYC outstanding at the time of merger. Investors in BUYC will receive 10,000 shares of the Company's Common Stock for each share of BUYC stock held. Within 60 days after the merger is consummated, the Company plans to operate a website "Buyitcheap.com" and change its corporate name to Buy It Cheap.com, Inc. The consummation of the merger is dependent upon the execution of a definitive merger agreement. Stockholders of BUYC have already approved the merger. Approval of the merger by the Company's shareholders is not required.

Internet Retailing - Buyitcheap.com

     The Company plans to operate a virtual store that will be created under the web address of "Buyitcheap.com" to retail various types of merchandise over the Internet. Initial merchandise lines will consist of closeouts and specially priced items. No merchandise will be bought or inventoried by the Company. The Company will merely post merchandise from various vendors on its website, take orders and collect the funds. The order will be routed to the applicable vendor for shipment to the customer. Upon shipment, the Company remits the purchase price to the vendor, less its commission. In keeping with the Company's website name, the theme of its merchandise offerings will be to offer merchandise at the lowest possible price. The Company will keep initial overhead low and eventually seek a secondary public offering or private placement to raise funds to expand the business.

Competition

     The Internet retailing business is a highly competitive industry. The Company, being a start-up in this business, will face competition from numerous sources, including established Internet retailers with greater financial resources and a longer operating history. However, the Company expects, in time, to establish a niche as a retailer of quality merchandise obtained from closeouts, surplus goods, odd lots, etc. offered at cheap prices, by which to distinguish itself from other Internet retailers and thus, to effectively compete in this industry. The Company's ability to successfully compete will be dependent upon its future ability to raise substantial additional capital.

Supply of merchandise

     The Company, through existing relationships developed by the Company's management, will display merchandise from various vendors. There will be no charge for displaying the merchandise on the Company's website, except for a small (5 to 10%) commission on items sold through the website. There being no real risk to the vendor/supplier, the Company believes it will not experience any difficulty in obtaining merchandise for sale on its website. Several suppliers have already expressed interest in permitting their merchandise to be offered on the Company's website.

Employees

     The Company currently has no paid employees. Certain officers and directors of the Company have agreed to temporarily work without pay.


Item 2. Description of Property

     The Company neither owns nor leases any property. The Company, due to its limited resources, maintains an office at 1800 Bloomsbury Ave., Ocean, N.J. 07712 at no cost to the Company. As the business expands, the Company will find new office space, or begin to pay rent for the space it occupies.

Item 3. Legal Proceedings

     From its prior operations in selling beauty products (1995-1997) the Company is indebted to two suppliers who have filed suit against the Company. These filed claims total approximately $89,000, of which $11,000 is disputed by the Company. One of these creditors has obtained a judgement (with interest) against the Company for approximately $60,000. The Company has attempted to settle these claims with issuance of its Common Stock and convertible notes. Depending on its financial status, the Company will attempt to settle these claims in the coming months.

     Details of these suits are as follows: Supreme Court of the State of New York, County of Queens, filed July 15, 1997, plaintiff Laffon Design-Kree Plast S.P.A., defendant Northeast (USA) Corp. (judgement entered); Supreme Court of the State of New York, County of Queens, filed March 5, 1997, plaintiff R. P. Scherer Corporation, defendant Northeast (USA) Corp.

     If the Company is unable to resolve these claims, it may be unable to proceed with its new business.


Item 4. Submission of Matters to a Vote of Security Holders

None during the Company's fiscal year ended June 30, 1999.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

     The  Company's  Common  Stock is traded on the OTC Bulletin  Board,  symbol
NEUC.

     The following table shows the range of high and low bid or last trade quotations for the Company's Common Stock as reported to the Company by the National Quotation Bureau Incorporated. No review of the daily quotations as provided by the OTC Bulletin Board has been undertaken by the Company. The quotations reflect prices between dealers, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions or be indicative of prices at which the Company's Common Stock was traded.


Fiscal year          Fiscal quarter ended            Low bid            High bid

 1998                  September 30, 1997           $ .28125            $.28125
                       December 31, 1997              .25                .28125
                       March 31, 1998                 .25                .25
                       June 30, 1998                  .125               .25

 1999                  September 30, 1998             .0625              .125
                       December 31, 1998              .0625              .09375
                       March 31, 1999                 .0625              .0625
                       June 30, 1999                  .0625              .1875


     The number of record holders of the Company's Common Stock as of August 26, 1999 was 362. However, the Company believes that there are substantially more beneficial owners of the Common Stock.


Sale of Unregistered Securities in the past three years

  Date sold      Number of     Consideration      Exemption         Use of
  or issued       shares         received        relied upon       proceeds

8/6/96  to
 11/6/97         795,000         None (1)            n/a              n/a

7/11/97          118,000     $ 30,000          Sec. 4(2) (5)          n/a (2)

7/11/97          321,405       86,838 (3)      Sec. 4(2) (5)     Working capital

8/26/97          316,666       95,000          Reg. D, R. 506    Working capital

11/6/97          342,283       96,267          Sec. 4(2) (5)          n/a (4)

(1) Conversion of Series C Convertible Preferred Stock.

(2) Shares issued to an officer/director in lieu of $25,000 compensation for the fiscal year ended June 30, 1997 plus forgiveness of a $5,000 loan made to the Company by such person.

(3) Shares issued in forgiveness loans made to the Company by a private investor.

(4) Shares issued in lieu of dividends on Series C Convertible Preferred Stock.

(5) Section 4(2) of the Securities Act of 1933, as amended.

Dividend policy

     The Company has never paid any dividends on its Common Stock. The Company anticipates that in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will ever be paid on its Common Stock.


Item 6. Management's Discussion and Analysis or Plan of Operation

     The Company has had virtually no operations over the last two fiscal years, and all operations which occurred prior to June 30, 1999 have been discontinued. The loss for the year ended June 30, 1999 is the result of the creation of a reserve against its investment in a Chinese joint venture. Lack of sufficient funding and the inability of the joint venture partners to fulfill their obligations to the joint venture has created significant doubt that the Company will be able to recover this investment.

     The Company has determined that it can enter the Internet retailing business with a minimal initial investment. The Company, through the formation of a separate entity by two of its directors, has been able to raise limited start-up capital for an Internet retailing business. The Company plans to merge this entity into itself in the near future and commence an Internet retailing operation under the website "Buyitcheap.com." The Company must still arrange settlement of its liabilities and raise substantial new investment capital in order to develop this business.

Financial and operating plan for the next 12 months

     The Company plans to operate over the next 12 months with little overhead. Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be no paid employees or rental expense (such being provided by certain officers and directors without charge). The sales transactions, for the most part, are handled automatically over the Internet requiring little labor or office space requirements. The Company does not plan to purchase or inventory any items itself and believes it can become a viable business within 12 months using capital which has already been raised, or committed to it, by its merger partner, Buy It Cheap.com, Inc. The objective of the Company will be to establish the viability necessary to attract substantial new investment capital to expand its business.

Item 7. Financial Statements

     The financial statements of the Company, the notes thereto, and the Report of the Independent Auditors thereon required by this Item 7 appear in this report on the pages indicated in the following index.


                                                                                                   Page

 Independent Auditors' Report ......................................................................F-1
 Balance Sheet at June 30, 1999.....................................................................F-2
 Statement of Income for the year ended June 30, 1999...............................................F-3
 Statement of Stockholders' Equity for the year ended June 30, 1999.................................F-4
 Statement of Cash Flows for the year ended June 30, 1999...........................................F-5
 Notes to Financial Statements .....................................................................F-6 - F-9


Unaudited Financial Statements
Balance Sheets - June 30, 1996, 1997 and 1998 .....................................................F-10
Statements of Income - Years ended June 30, 1996, 1997 and 1998....................................F-11
Statements of Stockholders' Equity - Years ended June 30, 1996, 1997 and 1998 .....................F-12
Statements of Cash Flows - Years ended June 30, 1996, 1997 and 1998................................F-13
Notes to Financial Statements .....................................................................F-14


Item 8. Changes    in    and    Disagreements With Accountants or Accounting and
        Financial Disclosure

None

                                    PART III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     Directors are elected by the shareholders and serve until their successors are elected and have qualified or until a director's earlier death, resignation or removal. Directors were most recently elected on January 25, 1996 at the special meeting of shareholders held at such time. Robert Edwards became a director in May 1999. The remaining directors elected Mr. Edwards to fill a seat left vacant by a previous director's resignation.

     Set forth below are the names and ages of the directors and executive officers of the Company, their positions with the Company, and their business experience, including their principal occupations at present and during the past five years.

                                                                    Director of
                                               Present              the Company
          Name                  Age            Position               since

Stephen E. Roman, Jr. (1)       51           Director and              1994
                                             President

Jennifer Lo  (2)                46           Director and              1996
                                             Vice President

Michael Hsu (3)                 59           Director                  1996

David Chow (4)                  39           Director                  1993

Chin-Sung (Joe) Chen(5)         49           Director                  1996

Robert Edwards (6)              77           Director                  1999

(1) Stephen E. Roman, Jr. served as Vice President and Chief Financial Officer of the Company for the period from April 1984 to June 1994. He has also served as Secretary since 1994. From June 1994 to January 1996, and from May 1999 to present, Mr. Roman has served as President of the Company. In January 1996, Ms. Lo succeeded Mr. Roman as President and Mr. Roman became Vice President and Chief Financial Officer. In May 1999, Ms. Lo resigned as President and was succeeded by Mr. Roman. For the last five years, he has served on a part-time basis. Mr. Roman is a certified public accountant and performs similar services for other business entities.

(2) Jennifer Lo is a trained pharmacist and from February 1993 until May 1999 served as chairman and president of the Company. Ms. Lo is the sole stockholder of Lyncroft Corp., which owns 223,630 shares of the Company.

(3) Michael W. Hsu served as Vice President-Finance from June 1994 to January 1996 on a part-time basis. He served as Treasurer (part-time) from January 1996 to May 1999. He has been a self-employed certified public accountant for the past ten years.

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

(5) Chin-Sung (Joe) Chen is presently General Manager of Hyscios Pharmacy International, Co., Ltd., a distributor of pharmaceutical and skin care products based in Taipei, Taiwan, and has served in this capacity since 1994. Prior to his association with Hyscios, Mr. Chen was employed for approximately 16 years by Lederle, where he served in a variety of increasingly responsible positions. From April 1991 to November 1993, Mr. Chen was national marketing manager of Lederle, Taiwan.

(6) Robert Edwards is the original founder of the Company in 1984. He has not been associated with the Company since 1992. Mr. Edwards was elected to the Board in May 1999 by the remaining directors and has been involved in retailing for the past five years.


     The Board of Directors does not presently have an audit, compensation or nominating committee. There was one meeting of the Board of Directors during the fiscal year ended June 30, 1999.

     No officer or director of the Company is currently involved in any legal proceeding, nor is any officer or director also an officer or director of any other publicly held company.


Section 16 Compliance

         Based solely upon a review of Forms 3 and 4 and amendments thereto, as well as Form 5 and amendments thereto, furnished to the Company during the period from July 1, 1995 to the present, the Company believes the following to be accurate and correct:


    Person or entity     Form           Reason filing          Date on which
    required to file     required       required               filing was required     Status of filing

David Chow               Form 3         Elected a director      February 1996        Filed, but not timely

Michael Hsu              Form 3         Elected a director      February 1996        Filed, but not timely

Mannion Consultants      Form 3         Became a 10% or more    September 1996       Did not file (2)
                                        common shareholder



Person or entity        Form            Reason filing        Date on which
required to file      required            required        filing  was required    Status of filing


Verchi Holdings Ltd.    Form 3        Became a 10% or more      September 1996   Did not file (2)
                                      common shareholder (1)

Chin-Sung  Chen         Forms 3       Elected as director and   February 1996    Did not file (2)
                        and 4         had a change in share     and August 1997
                                      ownership

Stephen E. Roman        Form 4        Change in ownership       August 1997      Timely filed

Jennifer Lo             Form 4        Indirectly acquired       September 1996   Filed, but not timely
                                      securities (3)

Robert Edwards          Form 3        Elected a director        September 1999   Filed, but not timely


(1) During the fiscal year ended June 30, 1997, entity's ownership was reduced below 10%.

(2) Person or entity is a  foreign entity  domiciled  outside the United States.

(3) Filing required by virtue of shares acquired by Lyncroft Corporation, a corporation 100% owned by Ms. Lo.



Item 10. Executive Compensation

     There was no compensation paid or accrued to any officer or director of the Company for each of the fiscal years ended June 30, 1998 and 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the number of shares of the Company's $.001 par value Common Stock owned by each person who, as of August 31, 1999, owns of record, or is known by the Company to own beneficially, more than 5% of the Company's Common Stock, as well as the ownership of such shares by each director and executive officer of the Company and the shares beneficially owned by all officers and directors as a group.


         Name and Address of                      Amount and nature of                    Percent
            Beneficial Owner                      Beneficial Ownership                    of Class

Mannion Consultants, Ltd.                                800,000                            11.2
No 2, 4th Floor Alley 23
Lend 290
Chung Shon N. Road
Taipei, Taiwan

Majestic International Inc.                              633,400                             8.8
No 3 14th Floor
No 535
Cheng-Kuo
Third Road
Kaohszung, Taiwan ROC

Verchi Holdings Limited                                  550,000                             7.7
Room 312, Entrance 3, Bldg. 14
Compound 3, Jingouhe Road
Wukesong-Haidian District
Beijing, People's Republic
  of China

Fowler Holdings, Inc.                                    450,000                             6.3
c/o Zhi-Yun Gao
504 Lake Court
Middle Island, N.Y. 11953

Shenyang Tianfa Social                                   450,000                             6.3
Service Company
No. 37 Zhong Gong Bei Street
Tiexi District
Shenyang, People's Republic
of China

Stephen E. Roman, Jr. (officer and director)             134,153                             1.9
25 Hillside Road
Shark River Hills, NJ 07753

David Chow (director)                                          0                               0
Shinwi Road Section 2
No. 34, Taipei, Taiwan

Jennifer Lo (officer and director)                       223,630 (1)                         3.1
258-01 Pembroke Ave.
Great Neck, NY 11021


         Name and Address of                      Amount and nature of                    Percent
            Beneficial Owner                      Beneficial Ownership                    of Class

Michael Hsu (director)                                      0                                  0
136-21 Roosevelt Ave
Flushing, NY 11354

Chin-Sung (Joe) Chen (director)                       210,000                                2.9
7th Floor
No 571
Ming Shui Road
Taipei, Taiwan

Robert Edwards (director)                                   0 (2)                              0 (2)
256 Clearbrook Court
Little Silver, N.J. 07739

Current Executive officers and
Directors as a Group (6 persons)                      567,783                               7.9



(1) Includes shares owned by Lyncroft Corp., a corporation of which Ms. Lo is the sole shareholder.

(2) Excludes 200,000 shares held by Mr. Edwards' wife to which he disclaims beneficial ownership.

     The Company is not aware of any arrangements which may result in a change of control of the Company.


Item 12. Certain Relationships and Related Transactions

     Mr. Roman, the Company's President and Director, and Mr. Edwards, Company Director, are the founders of Buy It Cheap.com, Inc., a corporation which the Company has agreed will merge into it pending execution of a definitive merger agreement. Mr. Roman and Mr. Edwards will receive 100,000 and 150,000 shares, respectively, of the Company's stock in the proposed merger for which they have paid a nominal price (see Item 1 - Description of Business).

     Buy It Cheap.com., Inc. has agreed to loan funds to the Company in preparation for the proposed merger, and as of September 15, 1999 such loans totaled $21,700.


Item 13. Exhibits and Reports on Form 8-K

 (a) Exhibits

     2.1 Agreement and Plan of Merger among Celcor, Inc., Northeast (USA) Corp., and the Stockholders of Northeast (USA) Corp. (5)

     3.1.a  Certificate of Incorporation, as amended, of the Company.  (1)(2)(4)

     3.1.b Amendments to the Certificate of Incorporation of the Company, dated April 1987 and October 1996, respectively.

     3.2    By-laws of the Company.  (1) (3)

     4.1 Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock of Celcor, Inc.

     10.1   Promissory Notes between the Company and Buy It Cheap.com, Inc.

     10.2 Joint Venture Contract between China Northeast Pharmaceutical Company and U.S. Lyncroft Company (translated from the Chinese) creating United Vitatech.

     10.3 Contract of Shenyang United Vitatech Pharmaceutical Ltd. (translated from the Chinese).

     10.4   Regulations  of  Shenyang   United  Vitatech   Pharmaceutical   Ltd.
            (translated from the Chinese).

     10.5 Agreement dated December 26, 1993 between Mannion Consultants, Ltd. and Northeast (USA) Corp.

          (1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 294663.

          (2) Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1986 (File No. 000-13337).

          (3) Incorporated by reference to the Company's 1986 Proxy Statement dated November 7, 1986 (File No. 000-13337).

          (4) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 3312084.

          (5) Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1995 (File No. 000-13337).


(b) There were no reports on Form 8-K filed during the fiscal year ended June 30, 1999.

                                   SIGNATURES





     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Northeast (USA) Corp.
                                  (Registrant)


By  /s/ Stephen E. Roman, Jr.
    -------------------------
        Stephen E. Roman, Jr.

Title: President and Director      Date:  October 13, 1999


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By  /s/ Robert Edwards
    -------------------------
        Robert Edwards

Title: Director                    Date:  October 13, 1999


By  /s/ Jennifer Lo
    -------------------------
        Jennifer Lo

Title: Director                    Date:  October 13, 1999


By  /s/ Michael Hsu
    -------------------------
        Michael Hsu

Title: Director                    Date:  October 13, 1999

                          Independent Auditors' Report


To the Board of Directors of
Northeast (USA) Corp.

We have audited the accompanying balance sheet of Northeast (USA) Corp. (A Delaware corporation) as of June 30, 1999 and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northeast (USA) Corp. at June 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred losses, has no current sources of revenue or funds and has a working capital deficit as of June 30, 1999. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       /s/ Rosenberg Rich Baker Berman & Company
                                       -----------------------------------------


Bridgewater, New Jersey
August 5, 1999

                             NORTHEAST (USA) CORP.
                                  BALANCE SHEET
                                 JUNE 30, 1999


     Assets
Current Assets
  Cash                                                              $   1,031
                                                                    ---------
Total Current Assets                                                    1,031
Investment in and net advances in joint venture                       620,535
Reserve against investment in and net advances to joint venture      (620,535)
                                                                    ---------
     Total assets                                                       1,031
                                                                    =========
     Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses                              184,627
   Due to officers and directors                                        5,559
                                                                    ---------
     Total Current Liabilities                                        190,186
                                                                    ---------
Stockholders' Equity
  Preferred stock - $.001 par value,                                       10
     Authorized 2,000,000 shares
     Issued and Outstanding - 10,000 shares
  Common Stock - $.001 par                                              7,158
     Authorized - 20,000,000 shares
     Issued and outstanding - 7,158,407
  Paid in capital                                                   2,566,856
  Treasury stock, 150,220 common shares at cost                      (751,100)
  Retained deficit                                                  2,012,079
                                                                    ---------
     Total Stockholders' Equity (Impairment)                         (189,155)

          Total Liabilities and Stockholders' Equity               $    1,031
                                                                    ==========

See notes to the financial statements.

                             NORTHEAST (USA) CORP.
                              STATEMENT OF INCOME
                            YEAR ENDED JUNE 30, 1999



Loss from discontinued operations (net of income taxes of $600)    $  (676,400)
                                                                   ------------
Net Loss                                                           $   676,400
                                                                   ============
Weighted average number of shares outstanding                        7,008,250
                                                                   ============
Loss Per Common Share                                              $     (0.10)
                                                                   ============
Loss Per Common Share - Assuming dilution                          $     (0.10)
                                                                   ============

See notes to the financial statements.


                                                 NORTHEAST (USA) CORP.
                                           STATEMENT OF STOCKHOLDERS' EQUITY


                                        PREFERRED STOCK        COMMON STOCK                    TREASURY STOCK
                                                                              PAID IN                        RETAINED
                                        SHARES   AMOUNT   SHARES     AMOUNT   CAPITAL    SHARES    AMOUNT     DEFICIT       TOTAL

Balance at June 30, 1998 (Unaudited)   10,000   $   10  7,158,407  $ 7,158  $2,566,856  150,220  $(751,100) $(1,335,679)  $ 487,245

Net loss for the year ended
June 30, 1999                               -        -          -        -           -        -                (676,400)   (676,400)
                                       -------  ------- ---------- -------- ----------  -------- ---------- ------------  ----------
Balance at June 30, 1999               10,000   $   10  7,158,407  $ 7,158  $2,566,856  150,220  $(751,100) $(2,012,079)  $(189,155)
                                       =======  ======= =========  ======== ==========  ======== ========== ============  ==========


See notes to the financial statements.

                             NORTHEAST (USA) CORP.
                             STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999



Cash Flows From Operating Activities

     Net Loss                                                      $(676,400)
     Adjustments to Reconcile Net Loss to Net Cash
       use by Operating Activities
       Loss from abandonment of foreign subsidiary                    49,529
       Loss on reserve of investment in joint venture                620,535
     Changes in Assets and Liabilities
       Accounts payable                                                6,265
                                                                   ---------
          Net Cash Used by Operating Activities                          (71)

     Cash at beginning of period                                       1,102
                                                                   ---------
     Cash at end of period                                        $    1,031
                                                                  ==========





See notes to the financial statements.

                              Northeast (USA) Corp.
                        Notes to the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Organization
          Northeast (USA) Corp. (the "Company") is a Delaware corporation. The Company has had limited business operations for the past 24 months. Its current business plans include the seeking of business opportunities through acquisitions, mergers, joint ventures and/or the formation of operating subsidiaries.

          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses, has no current source of revenues or funds and has a working capital deficit as of June 30, 1999. The Company plans to merge with Buy It Cheap.com, Inc. which has raised start up capital through a private placement. Should the merger take place, the Company will require additional funding to support future operations. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise additional capital for the combined entity in the future; however there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Joint Venture
          The Company, in 1992, formed a joint venture agreement with the Northeast General Pharmaceutical Factory (NEGPF) a government owned pharmaceutical concern in Shenyang, China, whereby both companies established a joint venture company in China. Each of the Company and NEGPF were to have contributed certain assets to the joint venture. The Company was to have contributed $2.1 million in cash and $1.15 million in technology for a total capital contribution of $3.25 million. NEGPF was to have contributed $750,000 in cash and a land-use right valued at $1.75 million for a total contribution of $2.5 million. Based upon the amount of contribution, the Company owned 56.52% of the joint venture and NEGPF owned 43.48%. To date, the Company has contributed $1 million of cash and has contributed the technology. NEGPF has contributed $750,000 of cash but has not contributed the land-use right. The joint venture had only limited start-up operations and operations effectively ceased in 1997 due to lack of funding. The Company has communicated with NEGPF that it no longer has any interest in the joint venture. As such the Company has reserved $620,535 against the investment in and net advances to the joint venture.

     Income Taxes
          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes.

     Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DUE TO OFFICERS AND DIRECTORS

          Amounts   due   to   Officers  and   Directors   represent  unsecured,
          non-interest bearing loans, having no repayment terms.

                              Northeast (USA) Corp.
                        Notes to the Financial Statements



INCOME TAXES

The income tax provision is comprised of the following:

Year Ended June 30, 1999

         Current State Taxes                                       $        600


The Company's deferred tax asset is comprised of the following temporary differences:


Net operating losses                                               $    424,000
Differences between basis of reporting for book and tax                 670,250
         Total                                                     $  1,094,250
                                                                   ============


The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows:


Tax (benefit) at the U.S. Federal Statutory rate                          (34%)
Valuation allowance - change                                              (34%)
State income tax - net of federal tax benefit                              .1%
Provision for income taxes                                                 .1%
                                                                        ========


Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to the reserve against investment and net advances to joint venture (deductible for financial statement purposes but not for income tax purposes).

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary difference results from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

                              Northeast (USA) Corp.
                        Notes to the Financial Statements


INCOME TAXES - Continued

Those amounts have been presented in the Company's financial statements as follows:

Deferred tax asset, noncurrent                                  $      164,090

Total valuation allowance recognized for deferred tax assets          (164,090)

Net deferred tax assets                                         $         -


The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

                                                      Federal            State

Available Through

     2004                                           $       -         $ 191,664

     2005                                                   -           181,950

     2006                                                   -            50,064

     2017                                             191,664                 -

     2018                                             181,950                 -

     2019                                              50,064                 -

                                                    $ 423,678         $ 423,678
                                                 =============     =============


LOSS PER SHARE

     In accordance with Financial Accounting Standards Board No. 128 "Earnings Per Share" basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of shares used in the computations were 7,008,250.

     The effects of assuming the conversion of the Series C convertible preferred stock as a common stock equivalent would be antidilutive.

                              Northeast (USA) Corp.
                        Notes to the Financial Statements

LOSS PER SHARE - Continued

     The following is a reconciliation of net loss to net loss per share - basic and diluted.


Net Loss                                                           $  (676,400)

Less: Dividends on Preferred Stock net of tax benefit                   (2,040)

Loss Applicable to Common Shareholders - basic                        (678,800)

Loss Applicable to Common Shareholders - Assuming dilution            (678,800)

Weighted Average Shares Outstanding                                  7,008,187


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and equivalents, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

     Limitations
         Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


PREFERRED STOCK

     In May 1994, the Company sold 275,000 shares of its newly designated Series C convertible stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $30,000 (representing 10,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8% per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's common stock in lieu of cash dividends. Those that did not accept shares of common stock for dividends and those that did not convert their preferred shares are owed a total of $101,590 of dividend arrearages.

SUBSEQUENT EVENT

          On August 5, 1999, the Company's Board of Directors agreed in principle to merge with Buy It Cheap.com, Inc. ("BUY"). BUY is a start up company formed by two directors of the Company as a means of getting the Company into the Internet retailing business. BUY stockholders would receive between 700,000 and 1,400,000 shares of the Company's common stock, depending on the amount of the assets BUY is able to provide to the Company, for all of the issued and outstanding shares of BUY.

          Subsequent to June 30, 1999, BUY loaned $13,300 to the Company. These loans, evidenced by promissory notes, do not bear interest until the original maturity date, November 30, 1999, at which time interest would accrue at 10% per annum. The Company currently does not have the necessary funds to repay the loan. However, should the merger take place, the amount would become part of the value of BUY in the merger.



                                               NORTHEAST (USA) CORP.
                                            Balance Sheets (unaudited)

                                                                 As of June 30,
      Assets                                            1998            1997            1996

Current assets:
    Cash                                     $     1,102            $  34,305       $  1,466
    Accounts receivable                              -                  2,832          3,695
    Inventory                                        -                 91,229        183,134
    Other current assets                             -                  8,031          1,469
                                               -----------           ----------    ---------
           Total current assets                    1,102              136,397        189,764
                                               -----------           ----------    ---------
Investment in subsidiary                          49,529                49,529        49,529
Investment in and net advances to joint venture  620,535               618,536       618,536
Property, plant and equipment                       -                   13,616       372,438
Other assets                                        -                    7,764        10,478
                                               ----------          -----------    ---------

     Total assets                             $  671,166             $ 825,842    $1,240,745
                                                 =======               =======    ==========
                     Liabilities and Equity

Current liabilities:
   Accounts payable                            $ 173,201               168,323       225,954
   Loan payable-bank                               -                     -          200,000
   Due to officers and directors                   4,962                 1,155        71,436
   Loan payable                                    3,559                 1,909          -
   Other current liabilities                        -                   70,458        21,627
   Deposits payable                                 -                   35,300        42,500
   Stock subscription                               -                  116,838          -
                                             -----------            ----------    ----------
     Total current liabilities                  181,722                393,983       561,517

                                             -----------           -----------   ----------
Stockholders' equity:
   Preferred stock - Series C, $.001 par             10                    115           275
        Authorized 2,000,000 shares
        Issued and outstanding 10,000, 115,000 and
           275,000 shares respectively
   Common stock - $.001 par                       7,158                  6,062         5,265
        Authorized 20,000,000 shares
        Issued 7,158,407, 6,061,790 and
          5,264,790 shares respectively
   Paid in capital                            2,566,856              2,451,009     2,356,646
   Treasury stock                              (751,100)              (751,100)     (751,100)
   Deficit                                   (1,333,480)            (1,274,227)     (931,858)
                                            -------------          ------------  ------------
     Total stockholders' equity                 489,444                431,859       679,228
                                           -------------           ------------  ------------
           Total Liabilities and Equity    $    671,166             $  825,842    $1,240,745
                                            ===========            ===========   ============




                              NORTHEAST (USA) CORP.
                         Statements of Loss (unaudited)






                                                  For the year ended June 30,
                                           1998             1997            1996

Loss from discontinued operations     $ (59,253)       $(342,367)         $(401,102)
                                        =======         =========          =========

Net loss per common share                $ (.01)       $    (.06)         $    (.08)
                                           ====              ====               ====




                                                  Northeast (USA) Corp.
                                    Statements of Stockholders' Equity (unaudited)

                                     Preferred Stock        Common Stock       Paid in    Treasury Stock        Retained
                                  Shares        Amount   Shares      Amount    Capital   Shares     Amount       Deficit     Total

Balance at July 1, 1995           275,000     $275      5,264,790  $ 5,265   $2,356,646  150,220  $(751,100)  $(530,756) $1,080,330

Net loss for the year ended
    June 30, 1996                    -          -           -          -          -         -          -       (401,102)   (401,102)

Balance at June 30, 1996          275,000      275     5,264,790     5,265    2,356,646  150,220   (751,100)   (931,858)    679,228

Conversion of Preferred Stock    (160,000)    (160)      480,000       480        -         -          -           -            320

Sale of Common Stock                 -          -        316,931       317       94,363     -          -           -         94,680

Net loss for the year ended
    June 30, 1997                    -          -           -          -          -         -          -       (342,369)   (342,369)
                               ---------    ------     ---------   -------   ----------  -------   ---------   ----------- ---------
Balance at June 30, 1997          115,000      115     6,061,721     6,062    2,451,009  150,220   (751,100) (1,274,227)   (431,859)

Conversion of Preferred Stock    (105,000)    (105)      315,000       315        -         -          -           -           210

Issuance of Common Stock in
    lieu of cash dividend            -          -        342,281       342        -         -          -           -           342

Issuance of Common Stock in
    lieu of loan repayment           -          -        337,405       337       90,949     -          -           -         91,286

Issuance of Common Stock in
    lieu of compensation             -          -        102,000       102       24,898     -          -           -         25,000

Net loss for the year ended
    June 30, 1998                    -          -           -          -          -         -          -        (59,253)    (58,253)
                               ---------    ------     ---------   -------   ----------  -------   ---------  -----------  ---------
Balance at June 30, 1998         10,000       $ 10     7,158,407    $7,158   $2,566,856  150,220   $(751,100)$(1,333,480) $(489,444)
                               =========      ====     =========   =======   ==========  =======    ========  ===========  ========



                              NORTHEAST (USA) CORP.
                      Statements of Cash Flows (unaudited)


                                                                For the year ended June 30,

                                                    1998                    1997               1996
Cash flows from operating activities:
   Net loss from discontinued operations       $  (59,253)           $   (342,367)       $ (401,102)
   Adjustments to reconcile net loss
      to net cash used by operating
      activities:
          Depreciation and amortization             5,009                  31,536             7,973
          Loss on abandonment of inventory         88,559                  75,000                -
          Loss on sale or abandonment of
             fixed assets                           8,607                  26,947            90,000
   Changes in assets and liabilities
      Accounts receivable                           2,832                     863            15,782
      Inventory                                     2,670                  16,905           (62,910)
      Other current assets                          8,031                  (6,562)            3,775
      Accounts payable and other
        current liabilities                       (60,122)                 (8,800)           58,806
      Other assets                                  5,764                     -                 -
      Other liabilities                           (35,300)                 (7,200)              -
                                               ------------              ------------      --------
      Net cash used by operating activities      (33,203)                (213,678)         (287,676)

                                               ------------              ------------      ---------
Cash flows from financing activities:
       Bank loan (repayment)                        -                    (200,000)          200,000
       Officer/director loan (repayment)            -                     (70,281)           71,436
       Sale of Common Stock                         -                      95,000              -
       Stock subscription                           -                     116,838              -
       Other borrowings                             -                       1,909              -
       Reduction on advances to subsidiaries        -                        -               28,899

                                               ------------             ------------      ----------
      Net cash from financing activities            -                     (56,534)          300,335

                                               ------------             ------------      ----------
Cash flows from investing activities:
   Net book value of assets sold                    -                     316,669             -
   Purchase of fixed assets                         -                          -            (42,654)

                                              ------------             ------------       ----------
   Net increase (decrease) in cash             (33,203)                    32,839           (29,996)
Cash at beginning of period                     34,305                      1,466            31,462

                                              ------------            ------------        ----------
Cash at end of period                         $  1,102                $    34,305         $   1,466
                                              ============            ============        ==========



                              Northeast (USA) Corp.
                          Notes to Financial Statements

Financial Statements
     The balance sheets, statements of operations, statements of stockholders' equity and statements of cash flows for all periods reported herein have been prepared by Northeast (USA) Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly these financial statements, have been made.

Nature of Business
     Northeast (USA) Corp. is a Delaware corporation. The Company has had limited business operations for the past 24 months. Its current business plans include the seeking of business opportunities through acquisitions, mergers, joint ventures and/or the formation of operating subsidiaries. All prior operations have been classified as discontinued.


Summary of Significant Accounting Policies

     Basis of Presentation
     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has no current source of revenues or funds and has a working capital deficit as of June 30, 1998. In addition, the Company plans to acquire Buy It Cheap.com, Inc. ("BUY") (see note on Subsequent Event) which will require additional funds to finance the combined operations. The Company's continued existence is dependent upon its ability to secure adequate financing. Should the acquisition take place, the Company plans to raise capital for the combined entity in the future; however, there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Joint Venture
     The Company in 1992 formed a joint venture agreement with the Northeast General Pharmaceutical Factory ("NEGPF"), a government owned pharmaceutical concern in Shenyang, China, whereby both companies established a joint venture company in China. Each of the Company and NEGPF were to have contributed certain assets to the joint venture. The Company was to have contributed $2.1 million in cash and $1.15 million in technology for a total capital contribution of $3.25 million. NEGPF was to have contributed $750,000 in cash and a land-use right valued at $1.75 million for a total contribution of $2.5 million. Based upon the amount of contribution, the Company owned 56.52% of the joint venture and NEGPF owned 43.48%. To date, the Company has contributed $1 million of cash and has contributed the technology. NEGPF has contributed $750,000 of cash but has not contributed the land-use right. The joint venture had only limited start-up operations and operations effectively ceased in 1997 due to lack of funding.

     The Company has communicated with NEGPF that it no longer has any interest in the joint venture. As such the Company has reserved $620,535 against the investment in and net advances from the joint venture.

     Net Loss Per Common Share
     The weighted average number of common shares outstanding used in computing net loss per common share was 5,265,000 in 1996, 5,663,500 in 1997 and 6,610,000 in 1998. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock, since the effect would have been to decrease net loss per common share for the period.

     Income Taxes
     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes. The Company has a net operating loss carryforward of $373,614 which expires in years through 2018.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Preferred Stock
     In May 1994, the Company sold 260,000 shares of its newly designated Series C convertible preferred stock, $.001 par value, for an aggregate amount of $780,000 to a group of private investors. Except for $10,000 (representing 10,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8% per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's stock in lieu of cash dividends. Those that did not accept shares of stock for dividends and those that did not covert their preferred shares are owed a total of $99,000 of dividend arrearages at June 30, 1998.

Subsequent Event
     On August 5, 1999, the Company's Board of Directors agreed in principle to acquire Buy It Cheap.com, Inc. BUY is a start up company formed by two directors of the Company as a means of getting the Company into the Internet retailing business. BUY stockholders would receive between 700,000 and 1,400,000 shares of the Company's common stock, depending on the amount of assets BUY is able to provide to the Company, for all of the issued and outstanding shares of BUY.

     Through August 5, 1999, BUYC had loaned $13,300 to the Company. These loans, evidenced by a promissory notes, do not bear interest until the original maturity date, November 30, 1999, at which time interest would have accrued at 10% per annum. The Company currently does not have the necessary funds to repay the loan, however, should the merger take place the amount would become part of the value of BUY in the merger.