Form 10QSB
period 1999-09-30
NORTHEAST USA CORP /NEW
filed 1999-11-17
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
      (Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

       For the quarterly period ended       September 30, 1999

         TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to _____________

      Commission file number      000-13337

                  Northeast (USA) Corp. (formerly Celcor, Inc.)
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                                22-2497491
    (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                           Identification No.)

                     1800 Bloomsbury Avenue, Ocean, NJ 07712
                    (Address of principal executive offices)


                                  732-922-3609
                           (Issuer's telephone number)

  ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                         Yes  [ ]            No [X]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                         Yes  [ ]            No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,008,187 shares of Common Stock, $.001 par value per share, at October 13, 1999

Transitional Small Business Disclosure Format (check one)   Yes ___    No [X]

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Proforma Consolidated Balance Sheet as of September 30, 1999

          Proforma Consolidated Statements of Loss for the three months ended September 30, 1999 and 1998

          Proforma Consolidated Statements of Cash Flows for the three months ended September 30, 1999

          Notes to Financial Statements


                                        NORTHEAST (USA) CORP.
                                Proforma Consolidated Balance Sheets
                                      As of September 30, 1999



                                        Northeast              Buy It
                                        (USA) Corp.         Cheap.com, Inc.     Adjustments       Proforma

    Assets
Current assets:
    Cash                                  $  708              $   23,566               -          $ 24,274
    Notes receivable                         -                    21,751        $   (21,751)            -
    Other                                    -                       125               -               125
                                         ----------          -----------         ----------       --------
     Total current assets                    708                  45,442            (21,751)        24,399

                                         ----------          -----------         ---------        --------
Investment in and net advances
  to joint venture                       620,535                      -                -           620,535
Reserve against investment in
  and net advances to joint
  venture                               (620,535)                     -                -          (620,535)
Investment in website                       -                     16,500               -            16,500
Goodwill                                    -                        -              114,820        114,820
                                        -----------            -----------        ----------      ---------
     Total assets                       $    708              $   61,942         $   93,069      $ 155,719

                                        ===========            ===========        ==========       ========
        Liabilities and Equity
Current liabilities:
   Accounts payable                     $175,713                      -                -         $ 175,712
   Due to officers and directors           4,962                      -                -             4,962
   Notes payable                          21,751                      -          $  (21,751)           -
   Loan payable                            3,559                      -                -             3,559
                                        -----------              -----------      ----------       --------
     Total current liabilities           205,985                      -             (21,751)       184,233
                                        -----------              -----------      ----------       --------
Stockholders' equity:
   Preferred stock - Series C, $.001 par      10                      -                -                10
   Common stock - $.001 par                7,158              $   62,125            (61,255)         8,028
   Paid in capital                     2,566,856                      -             175,892      2,742,748
   Treasury stock                       (751,100)                     -                -          (751,100)
   Deficit                            (2,028,201)                   (183)               183     (2,028,201)
                                     ------------                ---------        ----------     ----------
     Total stockholders' equity         (205,277)                 61,942            114,820        (28,515)
                                     ------------                 ---------       ----------     ----------
        Total Liabilities and Equity  $     708               $   61,942         $   93,069     $  155,719
                                      ===========                 =========       =========       =========


                              NORTHEAST (USA) CORP.
                    Proforma Consolidated Statements of Loss


                                                    For the three months ended
                                                           September 30,
                                                    1999                  1998

Sales Revenues                                   $   ---              $    ---

                                                  ----------           ---------

General and administrative expenses (1)            20,654                  ---
                                                  ----------           ---------
       Net loss before discontinued operations    (20,654)                 ---

                                                  ----------           ---------
Net loss from discontinued operations                 ---                 (321)

                                                  ----------           ---------
           Net loss                               $(20,654)           $   (321)

                                                  ==========            ========

Net loss per share                                $   ---              $   ---

                                                  ==========            ========



(1) For the 1999 period includes $183 of loss from Buy It Cheap.com, Inc.


                                                       NORTHEAST (USA) CORP.
                                          Proforma Consolidated Statements of Cash Flows


                                                            For the three months ended  September 30,

                                             Northeast                  Buy It
                                            (USA) Corp.               Cheap.com, Inc.     Adjustments     Proforma
                                               1999                       1999                               1999             1998

Cash flows from operating activities:
   Net loss                                   (20,471)                     (183)              -          $  (20,654)       $   (321)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities:
    Changes in assets and liabilities
    Notes payable                              21,751                                     (21,751)            -                  -
    Accounts payable                           (1,652)                                         -             (1,652)             -
                                             ------------             ----------      -----------          ---------         -------
      Net cash used by operating activities      (372)                     (183)          (21,751)          (22,306)           (321)
                                             ------------             ----------       -----------         ---------         -------
Cash flows from investing activities
   Issuance of notes receivable                  -                      (21,751)           21,751              -                 -
   Investment in website                         -                      (16,500)             -              (16,500)             -
                                             ------------             ----------        ----------         ---------         -------
                                                 -                      (38,251)           21,751           (16,500)             -
                                             ------------             ----------        ----------         ---------         -------
Cash flows from financing activities:
   Sale of common stock                           -                      62,000              -               62,000              -
                                             ------------             ----------        ----------         ----------        -------

Net increase (decrease) in cash                  (372)                   23,566              -               23,194            (321)
Cash at beginning of period                     1,080                     -                  -                1,080           1,102

                                             -----------             ----------        ----------         ----------        -------
Cash at end of period                             708               $    23,566           $  -            $  24,274       $     781

                                             ============             ==========        ==========         ==========        =======


                              Northeast (USA) Corp.
                          Notes to Financial Statements

Financial Statements

The proforma consolidated balance sheets, proforma consolidated statements of loss, and proforma consolidated statements of cash flows for all periods reported herein have been prepared by Northeast (USA) Corp. (the "Company") without audit. In the opinion of the Company, all adjustments necessary to present fairly these financial statements have been made. The proforma format of the financial statements give effect to the merger between the Company and Buy It Cheap.com, Inc. as though it was consummated at September 30, 1999. Buy It Cheap.com, Inc., a Delaware corporation, was incorporated in July, 1999 (See Note on Subsequent Event).


Nature of Business

The Company is a Delaware corporation. The Company has had limited business operations for the past 27 months. Its current business plans include the seeking of business opportunities through acquisitions, mergers, joint ventures and/or the formation of operating subsidiaries. All prior operations have been classified as discontinued.


Summary of Significant Accounting Policies

Basis of Presentation
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has no current source of revenues or funds and has a working capital deficit as of September 30, 1999. In addition, the Company, as a result of its acquisition of Buy It Cheap.com, Inc. (see Note on Subsequent Event) will require additional funds to finance the combined operations. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise capital for the combined entity in the future; however, there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Joint Venture
The Company, in 1992 formed a joint venture agreement with the Northeast General Pharmaceutical Factory ("NEGPF"), a government owned pharmaceutical concern in Shenyang, China, whereby both companies established a joint venture company in China. Each of the Company and NEGPF were to have contributed certain assets to the joint venture. The Company was to have contributed $2.1 million in cash and $1.15 million in technology for a total capital contribution of $3.25 million. NEGPF was to have contributed $750,000 in cash and a land-use right valued at $1.75 million for a total contribution of $2.5 million. Based upon the amount of contribution, the Company owned 56.52% of the joint venture and NEGPF owned 43.48%. To date, the Company has contributed $1 million of cash and has contributed the technology. NEGPF has contributed $750,000 of cash but has not contributed the land-use right. The joint venture had only limited start-up operations and operations effectively ceased in 1997 due to lack of funding. The Company has communicated with NEGPF that it no longer has any interest in the joint venture. As such the Company has reserved $620,535 against the investment in and net advances from the joint venture.


Net Loss Per Common Share
The weighted average number of common shares outstanding used in computing net loss per common share was 7,008,187 in the 1998 period and 7,878,187 in the 1999 period. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock (see Note on Preferred Stock), since the effect would have been to decrease net loss per common share for the period.

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


Preferred Stock

In May, 1994, the Company sold 275,000 shares of its newly designated Series C convertible preferred stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $10,000 (representing 30,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8% per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's stock in lieu of cash dividends. Those that did not accept shares of stock for dividends and those that did not covert their preferred shares are owed a total of $105,000 of dividend arrearages at September 30, 1999.

Subsequent Event

On August 5, 1999, the Company's Board of Directors duly adopted a resolution approving the acquisition of Buy It Cheap.com, Inc. ("BUY"). Approval of the merger by the Company's shareholders was not required. The directors and shareholders of BUY approved the merger on September 16, 1999. BUY is a start-up company formed by two directors of the Company that will operate a discount Internet retailing business. Based upon the final pre-merger asset value of BUY, BUY stockholders received 1,400,000 shares of the Company's common stock in accordance with the terms of the Agreement and Plan of Merger, dated October 27, 1999, by and between the Company and BUY. The merger was consummated on October 27, 1999 and became effective on November 3, 1999.

Item 2.   Management's Discussion and Analysis or Plan of Operation

            Management's Plan of Operation During the Next 12 Months

     Northeast (USA) Corp. (the "Company") has had virtually no operations during its past two fiscal years ended June 30, 1998 and 1999. The minimal operations during these periods have all been classified as discontinued for financial statement purposes. During the latter part of the 1999 fiscal year, the Company's management made the decision to enter the Internet retailing business. The Company believed that it could raise some seed investment capital by the formation of a start-up Internet retailing company that would later merge into the Company. An officer and director and a director of the Company formed Buy It Cheap.com, Inc., a Delaware corporation ("BUY"), for the purpose of raising seed capital and starting an Internet retailing business, then merging BUY into the Company. On August 5, 1999, the Company's Board of Directors approved a merger with BUY. The approval of the Company's shareholders was not required. The directors and shareholders of BUY approved the merger on September 16, 1999. The merger was consummated on October 27, 1999 and became effective on November 3, 1999. Pursuant to the terms of the merger, the Company issued 1,400,000 shares of its common stock in exchange for all of the issued and outstanding shares of BUY. The Company plans in the future to file an amendment to its Certificate of Incorporation to change its name to Buy It Cheap.com, Inc.

      The Company has expended approximately $30,000 in funds necessary to (1) re-commence filing its required periodic reports under the Securities Exchange Act of 1934, as amended, (2) reinstate its corporate charter and pay back franchise taxes in Delaware, (3) file federal and state tax returns up to date,
(4) reinstate its stock transfer agent and (5) permit its website to become operational. The Company, after expending funds for these purposes, has at November 3, 1999, approximately $70,000 in liquid assets available for future operations.

     The Company plans to continue over the next several months developing its Internet retailing business on its website Buyitcheap.com. While the website became functional on approximately November 3, 1999, the further development of this website will consist of obtaining additional suppliers for merchandise to be offered for sale. The Company, as of November 3, 1999, has obtained 5 suppliers with merchandise in the electronics, luggage, giftware and telecommunications lines. The Company's objective is to offer name brand merchandise at prices lower than commonly available. In many cases, this will involve discontinued and closeout merchandise. The Company does not plan to purchase or inventory any merchandise itself. Customers will typically order from the Company's website and have their credit card charged by the Company. The Company then directs the order to the applicable supplier who ships directly to the customer. A transfer of funds is made from the Company to the supplier for the merchandise. The Company earns a profit on the amount that it has marked up the merchandise. The Company currently does not charge suppliers for the placement of merchandise on the Company's website.

     During this period of initial development of its website, the Company will keep its operating overhead at minimal levels. Two members of the Company's management have agreed to perform services without further compensation until such time as cash flow from sales permits or the Company is able to obtain additional financing. The Company will temporarily operate from the offices of these individuals without rental charge. As such, the Company believes that its current cash balance will be sufficient for this first phase of its business development.

     By the end of its third quarter, March 31, 2000, the Company's objective will be to have proven the viability of its website in both concept and functionality. With the Company's limited resources for promotion to that date, it is expected that only limited traffic to its website will have been achieved. At this time, the Company plans to make a secondary public offering of its stock, seeking to raise between $10 and $20 million in new capital. This will permit the Company to expand its business by: (1) promoting its website, (2) hiring personnel experienced in merchandising and Internet retailing, and (3) funding increased operating overhead as the business expands. There can, however, be no assurances that the Company will be successful in accomplishing a secondary offering, or be able to raise additional capital to operate or expand its business.

     Certain of the information set forth in this quarterly report on Form 10-QSB may constitute "forward-looking statements" and are subject to risks, uncertainties and other factors which could cause actual results to differ maternally from those projected or implied. Such statements may be identified by the use of forward-looking language such as "may," "will," "should," "expect," "anticipate," "estimate," or "contrive" or the negatives or variations thereof or similar terminology. Such risks and uncertainties include the risks described herein, in the Company's annual report on Form 10-KSB for the year ended June 30, 1999 and in other reports and exhibits filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

         Item 6 Exhibits and Reports on Form 8-K.

         (a) Exhibits

     2.1(a) Agreement and Plan of Merger among  Celcor,  Inc.,  Northeast  (USA)
            Corp., and the Stockholders of Northeast (USA) Corp.(5)

     2.1(b) Agreement and Plan of Merger between  Northeast  (USA) Corp. and Buy
            It Cheap.com, Inc. (6).

     3.1  Certificate of Incorporation,  as amended,  of the Company(1)(2)(4)(7)

     3.2  By-laws of the Company (1) (3)

     4.1 Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock of Celcor, Inc. (5)

     10.1 Promissory Notes between the Company and Buy It Cheap.com, Inc. (5)

     10.2 Joint Venture Contract between China Northeast Pharmaceutical Company and U.S. Lyncroft Company (translated from the Chinese) creating United Vitatech. (5)

     10.3 Contract of Shenyang United Vitatech Pharmaceutical Ltd. (translated from the Chinese) (5)

     10.4 Regulations   of  Shenyang   United   Vitatech   Pharmaceutical   Ltd.
          (translated from the Chinese) (5)

     10.5 Agreement dated December 26, 1993 between Mannion Consultants Ltd and Northeast (USA) Corp. (5)

      27  Financial Data Schedule

          (1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 294663.

          (2) Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1986. ( File No. 000-13337).

          (3) Incorporated by reference to the Company's 1986 Proxy Statement dated November 7, 1986. (File No. 000-13337).

          (4) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 3312084.

          (5) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1995. (File No. 000-13337)

          (6) Incorporated by reference to the Company's Form 8-KSB dated November 11, 1999.

          (7) Incorporated by reference to the Company's 10-KSB for the fiscal year ended June 30, 1999.

(b) A current report on Form 8-K was filed on September 17, 1999 which included Items 4 and 5, but did not include any financial statements.

                                   SIGNATURES


          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     NORTHEAST (USA) CORP.



      Date November 15, 1999                        /s/Stephen E. Roman, Jr.
                                                    ----------------------------
                                                             Signature
                                                        Stephen E. Roman, Jr.
                                                             President