Form 10QSB
period 1999-12-31
BUY IT CHEAP COM INC /DE
filed 2000-02-14
CIK 745651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


      For the quarterly period ended       December 31, 1999

           TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to _____________

      Commission file number      000-13337

                             Buy It Cheap.com, Inc.
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


                                  732-922-3609
                           (Issuer's telephone number)

                      Northeast (USA) Corp. (name change only)
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to tbe filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.       __ Yes        X No


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

               Yes _____            No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,408,187 shares of Common Stock, $.001 par value per share, at January 27, 2000.

Transitional Small Business Disclosure Format (check one):  Yes ___      No  X

                         PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements of Buy It Cheap.com, Inc. (unaudited)


          Balance Sheet as of December 31, 1999

          Statements of Loss for the three and six months ended December 31, 1999 and 1998

          Statements of Cash Flows for the three and six months ended December 31, 1999

          Notes to Financial Statements


                              BUY IT CHEAP.COM, INC.
                                 Balance Sheets



                                                          As of
                                       December 31, 1999           June 30, 1999

      Assets

Current assets:
 Cash                                        7,476                        1,031
 Notes receivable                           48,790                         --
 Other                                       1,000                         --
                                           -------                        ------
    Total current assets                    57,266                        1,031
                                           --------                       ------

Investment in and net advances to
  joint venture                            620,535                      620,535
Reserve against investment in and
  net advances to joint venture           (620,535)                    (620,535)
Computer equipment                           3,515                        --
Investment in website                       19,400                        --
Goodwill                                   179,377                        --
                                          ---------                   ----------
  Total assets                             259,558                        1,031
                                          =========                   ==========
    Liabilities and Equity

Current liabilities:
   Accounts payable                        192,953                      184,627
   Due to officers and directors             5,559                        5,559
                                           --------                    --------
  Total current liabilities                198,512                      190,186
                                           --------                    --------
Stockholders' equity:
   Preferred stock - Series C, $.001 par        10                           10
   Common stock - $.001 par                  8,558                        7,158
   Paid in capital                       2,847,345                    2,566,856
   Treasury stock                         (751,100)                    (751,100)
   Deficit                              (2,043,767)                  (2,012,079)
                                        -----------                  -----------
     Total stockholders' equity             61,046                     (189,155)
                                        -----------                  -----------
         Total Liabilities and Equity   $  259,558                   $    1,031
                                        ===========                  ===========



                              BUY IT CHEAP.COM, INC.
                               Statements of Loss


                                                 For the three months ended      For the six months ended
                                                        December 31,                    December 31

                                                  1999              1998         1999               1998

Sales Revenues                                    $ --             $ --         $ --               $  --
                                                 --------          --------     ------           -------

General and administrative expenses              15,567              --          31,688               --
                                                 --------          --------     ------           -------

      Net loss before discontinued operations   (15,567)             --         (31,688)              --
                                               ----------          ---------    --------         --------
Net loss from discontinued operations              --                (162)        --                (483)

      Net loss                                 $(15,567)           $ (162)     $(31,688)            (483)
                                               =========           ========    =========         =========

Net loss per share                             $   --              $  --       $   --            $    --

                                               =========           ========    =========         =========


                                        BUY IT CHEAP.COM,INC.
                                      Statements of Cash Flows


                                                  For the three months ended December 31,

                                                    1999                       1998

Cash flows from operating activities:
   Net loss                                       (31,688)                      (483)

   Adjustments to reconcile net loss to
       net cash used by operating activities:
       Changes in assets and liabilities
       Accounts payable                             8,326                        --
       Other                                       (1,000)                       --
                                                  ---------                ----------
       Net cash used by operating activities      (24,362)                      (483)

                                                  ---------                ----------
Cash flows from investing activities:
   Issuance of notes receivable                    (48,790)                      --
   Investment in website                           (19,400)                      --
   Investment in computer equipment                 (3,515)                      --
   Purchase of goodwill from acquisition          (179,577)                      --
                                                  ---------                ----------
                                                  (251,082)                      --
                                                  ---------                ----------
Cash flows from financing activities:
  Issuance of common stock                         281,889                       --
                                                  ---------                ----------

Net increase (decrease) in cash                      6,445                      (483)
Cash at beginning of period                          1,031                     1,102
                                                  --------                 ----------
Cash at end of period                             $  7,476                  $    619
                                                  ========                  =========

                              Northeast (USA) Corp.
                          Notes to Financial Statements

Financial Statements

The Balance Sheets, Statements of Loss, and Statements of Cash Flows for all periods reported herein have been prepared by Buy It Cheap.com, Inc., formerly Northeast (USA) Corp. (the "Company"), without audit. In the opinion of the Company, all adjustments necessary to present fairly these financial statements have been made.

Nature of Business

The Company is a Delaware corporation. The Company has had limited business operations for the past 30 months. Its current business plan includes Internet retailing. All operations prior to June 30, 1999 have been classified as discontinued.


Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has no current source of revenues or funds and has a working capital deficit as of December 31, 1999. In addition, the Company, as a result of its acquisition of Buy It Cheap.com, Inc. (See Note on Acquisition) will require additional funds to finance the combined operations. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise capital for the combined entity in the future; however, there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Joint  Venture

The Company, in 1992, formed a joint venture with the Northeast General Pharmaceutical Factory ("NEGPF"), a government-owned pharmaceutical concern in Shenyang, China, whereby both companies established a joint venture company in China. Each of the Company and NEGPF were to have contributed certain assets to the joint venture. The Company was to have contributed $2.1 million in cash and $1.15 million in technology for a total capital contribution of $3.25 million. NEGPF was to have contributed $750,000 in cash and a land-use right valued at $1.75 million for a total contribution of $2.5 million. Based upon the amount contributed, the Company owned 56.52% of the joint venture and NEGPF owned
43.48%. To date, the Company has contributed $1 milliom in cash and the technology. NEGPF has contributed $750,000 in cash, but has not contributed the land-use right. The joint venture had only limited start-up operations and operations effiectively ceased in 1997 due to a lack of funding. The Company has communicated to NEGPF that it no longer has any interest in the joint venture. As such, the Company has reserved $620,535 against the investment in and net advances from the joint venture.

Net Loss Per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share was 7,008,187 in the 1998 period and 7,502,752 in the 1999 period. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock (see Note on Preferred Stock), since the effect would have been to decrease net loss per common share for the period.

Income  Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements, and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes. As of the last fiscal year ended June 30, 1999, the Company had a net operating loss carryforward of $373,614 which expires in years through 2018.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Preferred Stock

In May 1994, the Company sold 275,000 shares of its newly designated Series C convertible preferred stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $10,000 (representing 30,000 shares) of the preferred stock, all such preferred shares had been converted accordingly to their terms prior to July 1, 1998. The Ccompany has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8% per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's common stock in lieu of cash dividends. Those preferred shareholders who did not accept shares of the Company's common stock for dividends and those preferred shareholders who did not covert their preferred shares are owed a total of $106,400 of dividend arrearages at December 31, 1999.

Acquisition

On August 5, 1990, the Company's Board of Directors duly adopted a resolution approving the acquisition of Buy It Cheap.com, Inc. ("BUY"). Approval of the merger by the Company's shareholders was not required. The directors and shareholders of BUY approved the merger on September 16, 1999. BUY was a start-up company formed by two directors of the Company that planned to operate a discount Internet retailing business. Based upon the final pre-merger asset value of BUY, BUY stockholders received 1,400,000 shares of the Company's common stock in accordance with the terms of the Agreement and Plan of Merger, dated October 27, 1999, by and between the Company and BUY. The merger was consumatted on October 27, 1999 and became effective on November 3, 1999. The Company recorded the acquisition at a purchase price of approximately $282,000 (the market value of the Company's common stock at the date of the Board's approval of the acquisition) and recorded goodwill from the transaction in the amount of $179,377.

Item 2.  Management's Discussion and Analysis of Plan of Operation

Management's Plan of Operations During the Next 12 Months

Buy It Cheap.com, Inc. formerly Northeast (USA) Corp., (the "Company") has had virtually no operations during its past two fiscal years, ended June 30, 1998 and 1999, respectively. The minimal operations during these periods have all been classified as discontinued for financial statement purposes. During the latter part of the 1999 fiscal year, the Company's management made the decision to enter the Internet retailing business. The Company believed that it could raise some seed investment capital by the formation of a start-up Internet retailing company that would later merge into the Company. An officer and director and a director of the Company formed Buy It Cheap.com, Inc., a Delaware corporation ("BUY"), for the purpose of raising seed capital and starting an Internet retailing business, then merging BUY into the Company. On August 5, 1999, the Company's Board of Directors approved a merger with BUY. The approval of the Company's shareholders was not required. The directors and shareholders of BUY approved the merger on September 16, 1999. The merger was consummated on October 27, 1999 and effective on November 3, 1999. Pursuant to the terms of the merger, the Company issued 1,400,000 shares of its common stock in exchange for all of the issued and outstanding shares of BUY. Thereafter, the Company filed an amendment to its certificate of incorporation to change its name to Buy It Cheap.com, Inc.

The Company has expended approximately $30,000 in funds necessary to (1) recommence filing its required periodic reports under the Securities Exchange Act of 1934, as amended, (2) reinstate its corporate charter and pay back franchise taxes in Delaware, (3) file federal and state tax returns up to date,
(4) reinstate its stock transfer agent, and (5) permit its website to become operational. The Company, after expending funds for these purposes, has at January 15, 2000, approximately $50,000 in liquid assets available for future operations.

Over the next several months, the Company plans to continue developing its Internet retailing business on its website, buyitcheap.com. While the website became functional on approximately November 3, 1999, the further development of this website will consist of obtaining additional suppliers for merchandise to be offered for sale. The Company, as of November 3, 1999, has obtained 5 suppliers with merchandise in the electronics, luggage, giftware and telecommunications lines. The Company's objective is to offer name brand merchandise at prices lower than commonly available. In many cases, this will involve discontinued and closeout merchandise. The Company's does not plan to purchase or inventory any merchandise itself. Customers will typically order from the Company's website and have their credit card charged by the Company. The Company then directs the order to the applicable supplier who ships directly to the customer. A transfer of funds is made from the Company to the supplier for the merchandise. The Company earns a profit on the amount that it has marked up the merchandise. The Company currently does not charge suppliers for the placement of merchandise on the Company's wedsite.

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

By the end of its third quarter, March 31, 2000, the Company's objective will be to have proven the viability of its website in both concept and functionality. With the Company's limited resources for promotion to that date, it is expected that only limited traffic to its website will have been achieved. At this time, the Company plans to seek a private placement of its stock, seeking to raise between $1 and $2 million in new capital. This will permit the Company to modestly expand its business by: (1) promoting its website, (2) hiring personnel experienced in merchandising and Internet retailing, and (3) funding increased operating overhead as the buisness expands. Once the Company has shown the viability of its business model, it will seek a secondary offering in the $10 and $20 million range to launch growth. There can, however, be no assurances that the Company will be successful in raising capital through a private placement and/or accomplishing a secondary offering.

Certain of the informations set forth in this quarterly report on Form 10-QSB may constitute "forward-looking statements" with the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks, uncertainties and other factors which could cause actual results to differ maternally from those projected or implied. Such statements may be identified by the use of forward-looking language such as "may", "will", "should", "expect", "anticipate", "estimate", or "contrive" or the negatives or variations thereof or similar terminology. Such risks and uncertainties include the risks described in Northeast's annual report on Form 10-KSB for the year ended June 30, 1999 and in other reports and exhibits filed with the Securities and Exchange Commission

                           PART II - OTHER INFORMATION



         Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

          2.1(a) Agreement  and Plan of Merger  among  Celcor,  Inc.,  Northeast
                 (USA) Corp., and the Stockholders of Northeast (USA) Corp.(5)

          2.1(b) Agreement and Plan of Merger between  Northeast (USA) Corp. and
                 Buy It Cheap.com, Inc. (6).

          3.1(a) Certificate of Incorporation,   as  amended,   of  the  Company
                 (1)(2)(4)(7)

          3.1(b) Certificate of Amendment of the Certificate of Incorporation of the Company

          3.2    By-laws of the Company (1)(3)

          4.1 Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock of Celcor, Inc.(5)

          10.1   Promissory Notes between  the  Company  and  Buy It  Cheap.com,
                 Inc.(7)

          10.2 Joint Venture Contract between China Northeast Pharmaceutical Company and U.S. Lyncroft Company (translated from the Chinese) creating United Vitatech.(5)

          10.3   Contract of Shenyang   United  Vitatech   Pharmaceutical   Ltd.
                 (translated from the Chinese)(5)

          10.4 Regulations of Shenyang United Vitatech Pharmaceutical Ltd. (translated from the Chinese)(5)

          10.5 Agreement dated December 26, 1993 between Mannion Consultants Ltd and Northeast (USA) Corp.(5)

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

                (2) Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1986. (File No. 000-13337).

                (3) Incorporated  by   reference  to  the  Company's  1986 Proxy
                    Statement dated November 7, 1986. (File No. 000-13337).

                (4) Incorporated  by  reference  to the  Company's  Registration
                    Statement on Form S-1, No. 3312084.

                (5) Incorporated  by  reference to the Company's Form 10-KSB for the year ended June 30, 1995. (File No. 000-13337)

                (6) Incorporated   by  reference  to  the  Company's 8-KSB dated
                    November 11, 1999.

                (7) Incorporated  by reference to the  Company's  10-KSB for the fiscal year ended June 30, 1999.


(b) A current report on Form 8-K was filed on November 12, 1999 which included Items 2 and 7. The financial statements required by Item 7(b) thereof were filed via an amendment to the current report a Form 8-K on January 10, 2000.

                                   SIGNATURES




          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    BUY IT CHEAP.COM, INC.



Date February 14, 2000                               /s/Stephen E. Roman, Jr.
                                                    ____________________________
                                                           Signature
                                                      Stephen E. Roman, Jr.
                                                           President