Form 10QSB
period 2000-03-31
BUY IT CHEAP COM INC /DE
filed 2000-05-15
CIK 745651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


      For the quarterly period ended       March 31, 2000

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

               Yes ___                               No ___


                     APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,590,802 shares of Common Stock, $.001 par value per share, at April 21, 2000.

Transitional Small Business Disclosure Format (check one):  Yes ___      No  X

                         PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements of Buy It Cheap.com, Inc. (unaudited)


          Balance Sheet as of March 31, 2000 and June 30, 1999

          Statements of Loss for the three and nine months ended March 31, 1999 and 2000

          Statements  of Cash Flows for the nine months ended March 31, 2000

          Notes to Financial Statements


                             BUY IT CHEAP.COM, INC.
                         (A Development Stage Company)
                                 Balance Sheets



                                                          As of
                                       March 31, 2000            June 30, 1999

      Assets

Current assets:
 Cash                                        69,668                   1,031
 Other current assets                        29,790                     --
                                            -------                   ------
    Total current assets                     99,458                   1,031
                                            -------                   ------

Investment in and net advances to
  joint venture                             620,535                 620,535
Reserve against investment in and
  net advances to joint venture            (620,535)               (620,535)
Computer equipment                            3,515                    --
Investment in website                        28,640                    --
Goodwill                                    179,377                    --
                                          ---------                 -------
  Total assets                            $ 310,990                $  1,031
                                          =========                 ========
    Liabilities and Equity

Current liabilities:
   Accounts payable                        155,175                  184,627
   Due to officers and directors             5,559                    5,559
                                           --------                 --------
  Total current liabilities                160,734                  190,186
                                           --------                 --------
  Convertible Note Payable                  16,198                    --
                                           --------                 --------
  Total liabilities                        176,932                  190,186
                                           --------                 --------
Stockholders' equity:
   Preferred stock - Series C, $.001 par        10                       10
     Authorized - 2,000,000 shares
     Issued and outstanding -
     10,000 shares
   Common stock - $.001 par                  8,591                    7,158
     Authorized - 20,000,000 shares
     Issued and Outstanding - 8,590,802
   Common Stock Subscribed                  75,000                    --
   Paid in capital                       2,857,206                2,566,856
   Treasury stock                         (751,100)                (751,100)
   Deficit, including $(43,570)
     deficit accumulated
     during the development
     stage                              (2,055,649)              (2,012,079)
                                        -----------               -----------
     Total stockholders' equity            134,058                 (189,155)
                                        -----------               -----------
         Total Liabilities and Equity   $  310,990               $    1,031
                                        ===========               ===========



                              BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                               Statements of Loss


                                                 For the three months ended      For the nine months ended
                                                        March 31,                         March 31,

                                                   2000             1999         2000             1999

Sales Revenues                                    $ --             $ --         $ --             $   --
                                                 --------          --------     ------           -------

For the three months ended
                                                 --------          --------     ------           -------
Direct operating costs                            3,600              --          3,600               --
General and administrative expenses (1)           8,282              --         39,970               --

     Net loss before discontinued operations    (11,882)             --        (43,570)              --
                                               ----------          ---------    --------         --------
Net loss from discontinued operations              --                (162)        --                (483)

      Net loss                                $ (11,882)          $  (162)    $(43,570)             (483)
                                               =========          ========    =========         =========

Net loss per share                            $   --              $    --     $   (.01)           $  --

                                               =========           ========    =========         =========


                                        BUY IT CHEAP.COM,INC.
                                      Statements of Cash Flows


                                                  For the nine months ended March 31,

                                                    2000                         1999

Cash flows from operating activities:
   Net loss                                         43,570                       (483)

   Adjustments to reconcile net loss to
       net cash used by operating activities:
       Changes in assets and liabilities
       Accounts payable                              9,322                        --
       Other                                       ( 1,000)                       --
                                                  ---------                ----------
       Net cash used by operating activities        35,248                      (483)

                                                  ---------                ----------
Cash flows from investing activities:
   Collection of notes receivable                   35,000                       --
   Investment in website                           ( 2,600)                      --
   Investment in computer equipment                 (3,515)                      --
                                                   ---------                ----------
                                                    28,885                       --
                                                  ---------                ----------
Cash flows from financing activities:
  Sale of Common Stock                              75,000                       --
                                                  --------
Net increase (decrease) in cash                     68,637                      (483)
Cash at beginning of period                          1,031                     1,102
                                                  --------                 ----------
Cash at end of period                             $ 69,668                  $    619
                                                  ========                  =========

      Supplemental Schedule of Non-Cash Investing and Financing Activities

Nets assets purchased for common
  stock in acquisition                           $102,510
Website costs financed by accounts payable          6,790
Reduction in accounts payable by issuance
  of common stock and convertible note             26,090
                                                   ------
     Total Non-Cash Investing
       and Financing Activities                  $135,390
                                                  =======

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

Financial Statements

The Balance Sheets, Statements of Loss, and Statements of Cash Flows for all periods reported herein have been prepared by Buy It Cheap.com, Inc., (the "Company"), without audit. The financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Nature of Business

The Company is a Delaware corporation. The Company has had limited business operations for the past 33 months. Its current business plan includes Internet retailing. All operations prior to June 30, 1999 have been classified as discontinued.


Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has no current source of revenues or funds and has a working capital deficit as of March 31, 2000. In addition, the Company, as a result of its acquisition of Buy It Cheap.com, Inc. (a development stage company, See Note on Acquisition) will require additional funds to finance the combined operations. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise capital for the combined entity in the future; however, there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Joint  Venture

The Company, in 1992 formed a joint venture agreement with the Northeast General Pharmaceutical Factory ("NEGPF") a government-owned pharmaceutical concern in Shenyang, China, whereby both companies established a joint venture company in China. Each of the Company and NEGPF were to have contributed certain assets to the joint venture. The Company was to have contributed $2.1 million in cash and $1.15 million in technology for a total capital contribution of $3.25 million. NEGPF was to have contributed $750,000 in cash and a land-use right valued at $1.75 million for a total contribution of $2.5 million. Based upon the amount of contribution, the Company owned 56.52% of the joint venture and NEGPF owned 43.48%. To date, the Company has contributed $1 million of cash and has contributed the technology. NEGPF has contributed $750,000 of cash but has not contributed the land-use right. The joint venture had only limited start-up operations and operations effectively based in 1997 due to lack of funding. The Company has communicated with NEGPF that it no longer has any interest in the joint venture. As such the Company has reserved $620,535 against the investment in and net advances to the joint venture.

Net Loss Per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share was 7,158,407 for all 1999 periods included herein, 8,558,407 for the three month period ended March 31, 2000 and 7,952,156 for the nine month period ended March 31, 2000. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock (see Note on Preferred Stock), since the effect would be anti-dilutive.

Income  Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes. As of the last fiscal year ended June 30, 1999, the Company had a net operating loss carryforward of $423,678 which expires in years through 2019.

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

Preferred Stock

In May 1994, the Company sold 275,000 shares of its newly designated Series C convertible preferred stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $10,000 (representing 30,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the share at $4.50 per share. The shares carry a stated dividend rate of 8% per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's stock in lieu of cash dividends. Those that did not accept shares of stock for dividends and those that did not covert their preferred shares are owed a total of $107,000 of dividend arrearages at March 31, 2000.

Convertible Note Payable

During the current quarter, the Company entered into an agreement with one of its creditors whereby the amount of the creditor's claim ($32,395) was settled through the issuance of 32,395 of the Company's common shares and a non-interest bearing convertible note for $16,198. The note is due on December 31, 2001 and is convertible into 32,395 shares of the Company's common stock prior to that date.

Stock Option Plan

On February 16, 2000, the Company's Board of Directors approved the adoption of a stock option plan and granted options for the purchase of 1 million of the Company's shares at an exercise price of $1.3125 per share (fair market value at date of grant). The adoption of the plan must be approved by a vote of stockholders, and such action by the Board in relation to the stock option plan is contingent upon such stockholder approval.

Acquisition

On August 5, 1999, the Company's Board of Directors duly adopted a resolution approving the acquisition of Buy It Cheap.com, Inc. (a development stage company, "BUY"). Approval of the merger by the Company's shareholders was not required. The directors and shareholders of BUY approved the merger on September 16, 1999. BUY was a start-up company formed by two directors of the Company to operate a discount Internet retailing business. Based upon the final pre-merger asset value of BUY, BUY stockholders received 1,400,000 shares of the Company's common stock in accordance with the terms of the Agreement and Plan of Merger, dated October 27, 1999, by and between the Company and BUY. The merger was consumatted on October 27, 1999 and became effective on November 3, 1999. The Company recorded the acquisition at a purchase price of approximately $282,000 (the market value of the Company's common stock at the date of the Board's approval of the acquisition) and recorded goodwill from the transaction in the amount of $179,377.

Item 2.  Management's Discussion and Analysis or Plan of Operation


Buy It Cheap.com, Inc. (the "Company") has had virtually no operations during its past two fiscal years, ended June 30, 1998 and 1999. The minimal operations during these periods have all been classified as discontinued for financial statement purposes. During the latter part of the 1999 fiscal year, the Company's management made the decision to enter the Internet retailing business. The Company believed that it could raise some seed investment capital by the formation of a start-up Internet retailing company that would later merge into the Company. An officer and director and a director of the Company formed Buy It Cheap.com, Inc., a Delaware corporation ("BUY") for the purpose of raising seed capital and starting an Internet retailing business, then merging BUY into the Company. On August 5, 1999, the Company's Board of Directors approved a merger with BUY. The approval of the Company's shareholders was not required. The directors and shareholders of BUY approved the merger on September 16, 1999. The merger was consummated on October 27, 1999 and effective on November 3, 1999. Pursuant to the terms of the merger, the Company issued 1,400,000 shares of its common stock in exchange for all of the issued and outstanding shares of BUY. The Company has filed an amendment to its Certificate of Incorporation to change its name to Buy It Cheap.com, Inc.

The Company has expended approximately $60,000 in funds necessary to (1) recommence filing its required periodic reports under the Securities Exchange Act of 1934, as amended, (2) reinstate its corporate charter and pay back franchise taxes in Delaware, (3) file federal and state tax returns up to date,
(4) reinstate its stock transfer agent, and (5) permit its website to become operational. The Company, after expending funds for these purposes, and after the receipt of $75,000 in funds in March 2000 pursuant to a stock subscription, has at April 15, 2000, approximately $100,000 in liquid assets available for future operations.

The Company, over the next few months plans to continue development of its Internet retailing business on its website, Buyitcheap.com. This development will primarily include further automation of the order taking and fulfillment processes and the offering of additional merchandise on the website. While the Company's upgraded website became functional during the current quarter it has not yet promoted it. The Company, as of April 21, 2000, has obtained suppliers with merchandise in the electronics, luggage, giftware and telecommunications lines. The Company is currently negotating with several other suppliers, including some in the health and beauty aid lines. The Company's objective is to offer name brand merchandise at prices lower than commonly available. In some cases, this may involve discontinued and closeout merchandise. The Company does not plan to purchase or inventory any merchandise itself. Customers will typically order from the Company's website and have their credit card charged by the Company. The Company then directs the order to the applicable supplier who ships directly to the customer. A transfer of funds is made from the Company to the supplier for the merchandise. The Company earns a profit on the amount that it had marked up the merchandise. The Company currently does not charge suppliers for the placement of merchandise on the Company's website.

During this period of initial development of its website, the Company will keep its operating overhead at minimal levels. Two members of the Company's management have agreed to perform services without further compensation until such time as cash flow from sales permits or the Company is able to obtain additional financing. The Company will temporarily operate from the offices of these individuals without rental charge. As such, the Company believes that its current cash balance will be sufficient for this first phase of its business development. Since the Company currently has minimal fixed operating expenses, its current cash balance would be sufficient for it to operate for the next twelve months. However, the Company needs to move to the next phase of its development, and it may seek additional cash for this purpose.

As noted above, the Company has not yet prmoted its website. This is due to its limited resources and because it does not believe that it has sufficient merchandise with which to attract and interest web shoppers. By the end of its fiscal year, the Company's objective will be to have proven the viability of its website in both concept and functionality, and being able to offer a sufficient variety of merchandise. The Company is currently seeking a $1 - $2 million private placement of its common stock with which to launch advertising and promotion at that time. This will also permit the Company to expand its business by: (1) hiring personnel experienced in merchandising and Internet retailing and
(2) funding increased operating overhead as the business expands. Once the Company has shown the viability of its business model, it will seek a secondary offering in the $10 to $20 million range to lauch growth. There can, however, be no assurances that the Company will be successful in raising capital through a private placement and/or accomplishing a secondary offering.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Quarterly Report on Form 10-QSB Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Important factors that could contribute to such differences include, but are not limited to, the fact that the Company is in the early stages of developing its Internet retailing business, the Company's dependence on growth of the Internet, rapid technological changes in the market, the effect of substantial competition in the Internet retail market, the effect of changes in governmental regulation of the Internet and the effect of general economic and market conditions. Other factos may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Quarterly Report on Form 10-QSB.

                           PART II - OTHER INFORMATION



         Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

          2.1(a) Agreement  and Plan of Merger  among  Celcor,  Inc.,  Northeast
                 (USA) Corp., and the Stockholders of Northeast (USA) Corp.(4)

          2.1(b) Agreement and Plan of Merger between  Northeast (USA) Corp. and
                 Buy It Cheap.com, Inc. (5).

          3.1    Certificate of Incorporation,   as  amended,   of  the  Company
                 (1)(2)(3)(6)

          3.2    By-laws of the Company

          4.1 Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock of Celcor, Inc.(4)

          10.1   Promissory Notes between  the  Company  and  Buy It  Cheap.com,
                 Inc.(6)

          10.2 Joint Venture Contract between China Northeast Pharmaceutical Company and U.S. Lyncroft Company (translated from the Chinese) creating United Vitatech.(4)

          10.3   Contract of Shenyang   United  Vitatech   Pharmaceutical   Ltd.
                 (translated from the Chinese)(4)

          10.4 Regulations of Shenyang United Vitatech Pharmaceutical Ltd. (translated from the Chinese)(4)

          10.5 Agreement dated December 26, 1993 between Mannion Consultants Ltd and Northeast (USA) Corp.(4)

          27     Financial Data  Schedule
______________
                (1) Incorporated  by  reference  to the  Company's  Registration
                    Statement on Form S-1, No. 294663.

                (2) Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1986. (File No. 000-13337).

                (3) Incorporated  by  reference  to the  Company's  Registration
                    Statement on Form S-1, No. 3312084.

                (4) Incorporated  by  reference to the Company's Form 10-KSB for the year ended June 30, 1995. (File No. 000-13337)

                (5) Incorporated   by   reference  to  the  Company's 8-K  dated
                    November 11, 1999.

                (6) Incorporated  by reference to the  Company's  10-KSB for the fiscal year ended June 30, 1999.


(b)   None.

                                   SIGNATURES


          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    BUY IT CHEAP.COM, INC.



Date May 15, 2000                                   /s/Stephen E. Roman, Jr.
                                                    ____________________________
                                                           Signature
                                                      Stephen E. Roman, Jr.
                                                           President

                               INDEX TO EXHIBITS


Exhibit Number                                                   Page Number

3.2                      By-laws of the Company
27                       Financial Data Schedule