Form 10KSB
period 2000-06-30
BUY IT CHEAP COM INC /DE
filed 2000-09-27
CIK 745651

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X[ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2000
                                -------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


          For the transition period from ____________ to _____________

                        Commission file number 000-13337

            Buy It Cheap.com, Inc. (formerly Northeast (USA) Corp.)
________________________________________________________________________________
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                               22-2497491
        ________                                               ______________
 (State or Other Jurisdiction of                                (IRS Employer
  Incorporation or Organization)                             Identification No.)

  1800 Bloomsbury Ave., Ocean, N.J.                               07712
________________________________________                     _________________
(Address of Principal Executive Offices)                        (Zip Code)

                                  732-922-3609
                ________________________________________________
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:

     Title Of Each Class                                   Name Of Each Exchange
                                                            On Which Registered
     ____________________                                  _____________________
         None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock; $.001 par value per share
________________________________________________________________________________
                                (Title of Class)
________________________________________________________________________________
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                Yes X                    No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

    State issuer's revenues for its most recent fiscal year.    $0

     State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b2 of the Exchange Act.).

     As of August 28, 2000, the aggregate market value of the Registrant's Common Stock (based on the closing bid price for the Common Stock as reported by the National Quotation Bureau on such date held by non-affiliates of the Registrant) was approximately $3,440,878. For the purposes of this report, it has been assumed that all directors and officers of the Registrant are affiliates of the Registrant. However, the statements made herein shall not be construed as an admission for the purpose of determining the affiliate status of any person. As of August 28, 2000, the Registrant had 8,790,802 shares of Common Stock issued and outstanding.

     Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by nonaffiliates on the basis of reasonable assumptions, if the assumptions are stated.

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

                      Yes________                 No________

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,790,802 shares of Common Stock, par value $.001 per share, at August 28, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

  Transitional Small Business Disclosure Format (check one):     Yes ____  No X

                                     PART I

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-KSB, Form 10- QSB or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-KSB are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

     The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing and international trading restrictions, customer product acceptance and continued access to capital markets and foreign currency risks. The Company wishes to caution investors that other factors may, in the future, prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Description of Business

General

     Buy It Cheap.com, Inc. (the "Company") was incorporated in Delaware on January 16, 1984 as Cellufone Corporation. From 1984 to 1991 the Company and/or its subsidiaries, were involved in several different businesses, including the reselling of cellular telephone service, radio paging (beeper) service, private pay telephone manufacture and private network switching. The Company subsequently changed its name to Celcor, Inc. Because growth and profitability of these operations fell short of expectations, the Company had either ceased operating or had sold off all its businesses by February, 1991.

     Unable to obtain financing to repay debt or fund operations of any kind, the Company, in April 1991, filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company was able to secure limited equity capital from an investor and the Company emerged from bankruptcy in 1992 with virtually no assets or liabilities.

     The Company (then known as Celcor, Inc.) had virtually no operations from 1991 to early 1995 when it executed an Agreement and Plan of Merger with Northeast (USA) Corp., a New York corporation, ("Northeast NY"). Through this merger, which became effective August 1, 1996, the Company changed its name from Celcor, Inc. to Northeast (USA) Corp. and was the surviving entity in the merger. The Company consummated the merger in order to bring the business of Northeast NY into the Company. Northeast NY had a joint venture with the Chinese government to manufacture and distribute vitamins and beauty products. While limited production and sales were achieved, lack of funding caused cessation of activities in early 1997. Because the necessary funding for this operation could not be raised and because certain commitments by each party had not been met, the Company, in June of 1999, notified the Chinese government that it was no longer interested in pursuing the joint venture. The Chinese government has responded that they were not against dissolving the joint venture, although no formal liquidation has yet taken place. During the fiscal years ending June 30, 1996 through 1998 the Company, domestically, generated limited revenues from retail sales of a beauty supply line. Lack of funding for promotional activities, and subsequently for fixed overhead costs, caused cessation of this activity during the latter part of fiscal 1998.

     In April of 1999, Robert Edwards, the Company's initial founder and former president approached the Company on the possibility of starting an Internet retailing business. Pursuing this proposal, the Company's Board of Directors approved the acquisition of Buy It Cheap.com, Inc., ("BUYC") a development stage company organized under Delaware law by two directors of the Company. BUYC had raised approximately $100,000 in start-up investment capital. The Company issued 1,400,000 shares of its common stock to shareholders of BUYC upon consummation of the transaction (October 1999). Once the acquisition was consummated, the Company operated a website "Buyitcheap.com" and changed its corporate name to Buy It Cheap.com, Inc. For accounting purposes, the acquisition has been treated as an acquisition of the Company by Buy It Cheap.com, Inc. and as a recapitalization of Buy It Cheap.com, Inc.

     The Company believes that there is a ready market for lower priced and closeout merchandise on the Internet as strong competition for items new to the market has left a void in the market for lower cost items. With lower cost and closeout merchandise, the Company won't compete with the vast majority of Internet retailers and will benefit from the greater profit margins that are achievable with this type of merchandise. There is a developing trend, however, for closeout merchandise to be auctioned off on Internet auction sites which could impact the Company's business.

Current operating plan

Internet Retailing - Buyitcheap.com

     The Company operates a virtual store under the web address of "Buyitcheap.com" and offers for sale various types of merchandise over the Internet. While the website is functional, the Company has not yet promoted it and sales thus far have been insignificant. Initial merchandise lines consist of specially priced items in consumer electronics, luggage and giftware. No merchandise is currently bought or inventoried by the Company, however the Company expects that it may do so in the future. The Company posts merchandise from various vendors on its website, takes orders and collects the funds. The order is routed to the applicable vendor for shipment to the customer. Upon shipment, the Company remits its cost of the item to the vendor. In keeping with the Company's website name, the theme of its merchandise offerings will be to offer merchandise at the lowest possible price. The Company will keep initial overhead low and is seeking additional funding to raise funds to expand the business.

Competition

     The Internet retailing business is a highly competitive industry. The Company, being a start-up in this business, faces competition from numerous sources, including established Internet retailers with greater financial resources and a longer operating history. However, the Company expects, in time, to establish a niche as a retailer of quality merchandise obtained from closeouts, surplus goods, and odd lots, offered at cheap prices, by which to distinguish itself from other Internet retailers and thus, to effectively compete in this industry. The Company's ability to successfully compete will be dependent upon its future ability to raise substantial additional capital and its ability to compete with Internet auction sites that provide a channel for the distribution of closeout goods, surplus goods and odd lot goods.

Supply of merchandise and Internet Infrastructure

     The Company, through existing relationships developed by the Company's management, will display merchandise from various vendors. There is no charge for displaying the merchandise on the Company's website. The Company marks up the price charged to it by the vendor. There being no real risk to the vendor/supplier, the Company believes it will not experience any difficulty in obtaining merchandise for sale on its website.

      While the Company owns its own hardware and software to generate its website, it relies on an outside organization to maintain this website infrastructure. While the Company relies on this outside organization's ability to continue to provide this service, it has no assurance that such organization it can continue to do so in the future. However, the Company believes that it could find another provider of this service.

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

Item 3. Legal Proceedings

     From its prior operations in selling beauty products (1995-1997) the Company (then called Northeast (USA) Corp.) is indebted to two suppliers who have filed suit against the Company. These filed claims total approximately $89,000, of which $11,000 is disputed by the Company. One of these creditors has obtained a judgment (with interest) against the Company for approximately $60,000. The Company has attempted to settle these claims with issuance of its common stock and convertible notes. Depending on its financial status, the Company will attempt to settle these claims in the coming months.

     Details of these suits are as follows: Supreme Court of the State of New York, County of Queens, filed July 15, 1997, plaintiff Laffon Design-Kree Plast S.P.A., defendant Northeast (USA) Corp. (judgment entered); Supreme Court of the State of New York, County of Queens, filed March 5, 1997, plaintiff R. P. Scherer Corporation, defendant Northeast (USA) Corp. (pending).

     If the Company is unable to resolve these claims, it may be unable to proceed with its business plans.

Item 4. Submission of Matters to a Vote of Security Holders

     None during the Company's fiscal year ended June 30, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The  Company's  Common  Stock is traded on the OTC Bulletin  Board,  symbol
BYCC.

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

Fiscal year         Fiscal quarter ended           Low bid            High bid
-----------         --------------------           -------            --------

  1999               September 30, 1998           $ .0625            $  .125
                     December 31, 1998              .0625               .9375
                     March 31, 1999                 .0625               .0625
                     June 30, 1999                  .0625               .1875

  2000               September 30, 1999             .1563              1.0313
                     December 31, 1999              .625               1.25
                     March 31, 2000                 .8125              1.4688
                     June 30, 2000                  .625               1.0625


     The number of record holders of the Company's Common Stock as of August 31, 2000 was 400, however, the Company believes that there are substantially more beneficial owners of the Common Stock.

--------------------------------------------------------------------------------
Dividend policy

     The Company has never paid any dividends on its common stock. The Company anticipates that in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will ever be paid on its common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The Company entered the Internet retailing business through the formation of a separate entity by two of its directors. The new entity was able to raise limited start-up capital for an Internet retailing business. For accounting purposes, the combination of the two companies was treated as an acquisition of the Company by this new entity. Subsequent to the completion of this acquisition the Company changed its name to Buy It Cheap.com, Inc. and commenced an Internet retailing operation under the website "Buyitcheap.com." The Company must still arrange settlement of its liabilities and raise substantial new investment capital in order to develop this business.

Financial and operating plan for the next 12 months

     The Company plans to operate over the next 12 months with little overhead. Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be no paid employees or rental expense (such being provided by certain officers and directors without charge). The sales transactions, for the most part, are handled automatically over the Internet requiring little labor or office space requirements. The Company believes it can become a viable business within 12 months (subject to the outcome of previously described legal proceedings) if it is able to raise additional capital. Since the end of its fiscal year, the Company has raised an additional $25,000 and is in the process of obtaining commitments for more capital. The objective of the Company will be to establish the viability necessary to attract substantial new investment capital to expand its business.

     Certain of the information set forth above may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those projected or implied. Such statements may be identified by the use of forward-looking language such as "believe," "plans," "may," "will," "should," "expect," "anticipate," "estimate," or "contrive" or the negatives or variations thereof or similar terminology

Item 7. Financial Statements

     The financial statements of the Company, the notes thereto, and the Report of the Independent Auditors thereon required by this Item 7 appear in this report on the pages indicated in the following index.

                                                                            Page

Independent Auditors' Report ................................................F1
Balance Sheet at June 30, 2000...............................................F2
Statement of Income for the period July 19, 1999 to June 30, 2000............F3
Statement of Stockholders' Equity for period July 19, 1999 to June 30, 2000..F4
Statement of Cash Flows for the period July 19, 1999 to June 30, 2000........F5
Notes to Financial Statements ...........................................F6  F10

Item 8. Changes in and Disagreements With Accountants or Accounting and Financial Disclosure

     None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Directors are elected by the shareholders and serve until their successors are elected and have qualified or until a director's earlier death, resignation or removal. Directors were most recently elected on January 25, 1996 at the special meeting of shareholders held at such time. Robert Edwards became a director in May, 1999. The remaining directors elected Mr. Edwards to fill a seat left vacant by a previous director's resignation.

     Set forth below are the names and ages of the directors and executive officers of the Company, their positions with the Company, and their business experience, including their principal occupations at present and during the past five years.

                                                                    Director of
                                                 Present            the Company
      Name                         Age           Position             since

Stephen E. Roman, Jr. (1)          52           Director and           1994
                                                President

Jennifer Lo  (2)                   47           Director and           1996
                                                Vice President

Michael Hsu (3)                    60           Director               1996

David Chow (4)                     40           Director               1993

ChinSung (Joe) Chen (5)            50           Director               1996

Robert Edwards (6)                79            Director               1999

(1) Stephen E. Roman, Jr. served as Vice President and Chief Financial Officer of the Company for the period from April, 1984 to June, 1994. He has also served as Secretary since 1994. From June, 1994 to January, 1996, and from May, 1999 to present, Mr. Roman has served as President of the Company. In January, 1996, Ms. Lo succeeded Mr. Roman as President and Mr. Roman became Vice President and Chief Financial Officer. In May, 1999, Ms. Lo resigned as President and was succeeded by Mr. Roman. For the last five years, he has served on a part-time basis. Mr. Roman is a certified public accountant and performs similar services for other business entities.

(2) Jennifer Lo is a trained pharmacist and from February, 1993 until May 1999 served as chairman and president of the Company. Ms. Lo is the sole stockholder of Lyncroft Corp., which owns 100,000 shares of the Company.

(3) Michael W. Hsu served as Vice President Finance from June, 1994 to January, 1996 on a part-time basis. He served as Treasurer (part-time) from January, 1996 to May, 1999. He has been a self-employed certified public accountant for the past ten years.

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

(5) ChinSung (Joe) Chen is presently General Manager of Hyscios Pharmacy International, Co., Ltd., a distributor of pharmaceutical and skin care products based in Taipei, Taiwan, and has served in this capacity since 1994. Prior to his association with Hyscios, Mr. Chen was employed for approximately 16 years by Lederle, where he served in a variety of increasingly responsible positions. From April, 1991 to November, 1993, Mr. Chen was national marketing manager of Lederle, Taiwan.

(6) Robert Edwards is the original founder of the Company in 1984. He has not been associated with the Company since 1992. Mr. Edwards was elected to the Board in May, 1999 by the remaining directors and has been involved in retailing for the past five years.


     The Board of Directors does not presently have an audit, compensation or nominating committee. There were two meetings of the Board of Directors during the fiscal year ended June 30, 2000.

     No officer or director of the Company is currently involved in any legal proceeding, nor is any officer or director also an officer or director of any other publicly held company.

Section 16 (a) Beneficial Ownership Reporting

     Based solely upon a review of Forms 3 and 4 and amendments thereto, as well as Form 5 and amendments thereto, furnished to the Company during the period from July 1, 1999 to the present, the Company believes the following to be accurate and correct:


Person or entity             Form           Reason filing                    Date on which
required to file             required           required                     filing was required              Status of filing

Robert Edwards                Form 3        Elected a director                 September, 1999              Filed, but not timely
Joe Chen (1)
David Chow (1)


(1) Person or entity is a foreign entity and is domiciled outside the United States.

Item 10. Executive Compensation

     There was no compensation paid or accrued to any officer or director of the Company for the fiscal years ended June 30, 1998, 1999 or 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of the Company's $.001 par value common stock owned by each person who, as of August 28, 2000, owns of record, or is known by the Company to own beneficially, more than 5% of the Company's common stock, as well as the ownership of such shares by each director and executive officer of the Company and the shares beneficially owned by all officers and directors as a group.


         Name and Address of                      Amount and Nature of                    Percent
          Beneficial Owner                      Beneficial Ownership                    of Class


Majestic International Inc.                              633,400                           7.21
No 3 14th Floor
No 535
ChengKuo
Third Road

Kaohszung, Taiwan ROC

Verchi Holdings Limited                                  550,000                           6.26
Room 312, Entrance 3, Bldg. 14
Compound 3, Jingouhe Road
WukesongHaidian District
Beijing, People's Republic
  of China

Fowler Holdings, Inc.                                    450,000                           5.12
c/o Zhi-Yun Gao
504 Lake Court
Middle Island, N.Y. 11953

Shenyang Tianfa Social                                   450,000                           5.12
Service Company
No. 37 Zhong Gong Bei Street
Tiexi District
Shenyang, People's Republic
of China

Stephen E. Roman, Jr. (officer and director)             208,153 (3)                       2.37
25 Hillside Road
Shark River Hills, NJ 07753



     Name and Address of                                Amount and Nature of                    Percent
     Beneficial Owner                                    Beneficial Ownership                   of Class

David Chow (director)                                          15,000                               -
4F No. 20, Lane 34
Sec 2, Pa Te Road, Taipei, Taiwan

Jennifer Lo (officer and director)                            421,405 (1)                           4.79
258-01 Pembroke Ave.
Great Neck, NY 11021

Michael Hsu (director)                                              0  (4)                             0
13621 Roosevelt Ave
Flushing, NY 11354

ChinSung (Joe) Chen (director)                                420,000                               4.78
7th Floor
No 571
Ming Shui Road
Taipei, Taiwan

Robert Edwards (director)                                     400,000 (2)                           4.55 (2)
256 Clearbrook Court
Little Silver, N.J. 07739

Current Executive Officers and

Directors as a Group (6 persons)                            1,464,558                              16.67


______________________

1 Includes 100,000 shares owned by Lyncroft Corp., a corporation of which Ms. Lo is the sole shareholder and 321,405 owned by Ms. Lo's son, J. Wu who lives with her. Excludes 150,000 shares which may be purchasable by Ms. Lo under a stock option plan. Such plan is subject to approval by the Company's stockholders.

2 Excludes 200,000 shares held by Mr. Edwards' wife to which he disclaims beneficial ownership. Also excludes 400,000 shares which may be purchasable by Mr. Edwards under a stock option plan. Such plan is subject to approval by the Company's stockholders.

3    Excludes 300,000 shares which may be purchasable by Mr. Roman under a stock
     option   plan.   Such  plan  is  subject  to  approval  by  the   Company's
     stockholders.

4    Excludes  150,000  shares which may be purchasable by Mr. Hsu under a stock
     option   plan.   Such  plan  is  subject  to  approval  by  the   Company's
     stockholders.

    The Company is not aware of any arrangements which may result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions

     Mr. Roman, the Company's President and a Director, and Mr. Edwards, a Director, are the founders of Buy It Cheap.com, Inc., a corporation which merged into the Company in October 1999. Mr. Roman and Mr. Edwards received 100,000 and 150,000 shares, respectively, of the Company's stock in the merger for which they have paid a nominal price (see Item 1 - Description of Business).

Item 13. Exhibits and Reports on Form 8-K

 (a) Exhibits

     2.1 Agreement and Plan of Merger among Celcor, Inc., Northeast (USA) Corp., and the Stockholders of Northeast. (USA) Corp.(5)

     3.1  Certificate of Incorporation, as amended, of the Company. (1) (2) (4)


     3.2  Bylaws of the Company. (1) (3)

     4.1 Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock of Celcor, Inc. (5)

     10.1 Promissory Notes between the Company and Buy It Cheap.com, Inc. (5)

     10.2 Joint Venture Contract between China Northeast Pharmaceutical Company and U.S. Lyncroft Company (translated from the Chinese) creating United Vitatech. (6)

     10.3 Contract of Shenyang United Vitatech Pharmaceutical Ltd. (translated from the Chinese). (6)

     10.4 Regulations   of  Shenyang   United   Vitatech   Pharmaceutical   Ltd.
          (translated from the Chinese). (6)

     10.5 Agreement dated December 26, 1993 between Mannion Consultants Ltd and Northeast (USA) Corp. (6)


                                    Footnotes


     (1) Incorporated by reference to the identically numbered exhibits from the Company's Registration Statement on Form S-1, No. 294663.

     (2) Incorporated by reference to the identically numbered exhibits from the Company's Form 10-K for the year ended June 30, 1986. (File No. 000-13337).

     (3) Incorporated by reference to the identically numbered exhibits from the Company's 1986 Proxy Statement dated November 7, 1986. (File No. 000-13337).

     (4) Incorporated by reference to the identically numbered exhibits from the Company's Registration Statement on Form S-1, No. 3312084.

     (5) Incorporated by reference to the identically numbered exhibits from the Company's Form 10-KSB for the year ended June 30, 1995. (File No. 000-13337).

     (6) Incorporated by reference to the identically numbered exhibits from the Company's Form 10-KSB for the year ended June 30, 1996. (File No. 000-13337).

(b) There were no reports on Form 8-K filed during the fiscal year ended June 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Buy It Cheap.com, Inc.
________________________________________________________________________________
                                  (Registrant)

By /s/ Stephen E. Roman, Jr.
   ______________________________
   Stephen E. Roman, Jr.

Title: President and Director      Date: September 27, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By/s/ Robert Edwards
      ____________________________
       Robert Edwards

Title: Director              Date: September 27, 2000


By /s/ Jennifer Lo
   ________________________________
       Jennifer Lo

Title: Director              Date: September 27, 2000


By /s/Michael Hsu
   ________________________________
      Michael Hsu

Title: Director              Date: September 27, 2000

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)

                              Financial Statements

                    For the Period July 19, 1999 (Inception)
                                to June 30, 2000

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                        Index to the Financial Statements
                    For the Period July 19, 1999 (Inception)
                                to June 30, 2000


                                                                          Page

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . .F-1

Balance Sheet...........................................................   F-2

Statement of Income.....................................................   F-3

Statement of Stockholders' Equity.......................................   F-4

Statement of Cash Flows..................................................   F-5

Notes to Financial Statements......................................   F-6 - F-10

                      Rosenberg Rich Baker Berman & COMPANY
                                  (Letterhead)



                          Independent Auditors' Report


To the Board of Directors of
Buy It Cheap.com, Inc.


We have audited the accompanying balance sheet of Buy It Cheap.com, Inc. (A Development Stage Company) as o f June 30, 2000 and the related statements of income, stockholders' equity, and cash flows for the period July 19, 1999 (inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buy It Cheap.com, Inc. (A Development Stage Company) at June 30, 2000, and the results of its operations and its cash flows for the period July 19, 1999 (inception) to June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred losses, has no current sources of revenue or funds and has a working capital deficit as of June 30, 2000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           Rosenberg Rich Baker Berman & Company



Bridgewater, New Jersey
July 19, 2000


                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2000


                                                                                                                     Assets
Current Assets
      Cash                                                                                                  $         44,424
      Due from officers and directors                                                                                 28,790
      Other current assets                                                                                             2,080
                                                                                                             ---------------
Total Current Assets                                                                                                  75,294

Property and equipment, net of accumulated depreciation of $5,983                                                     32,292
Investment in joint venture                                                                                          620,535
Reserve against investment in joint venture                                                                         (620,535)
                                                                                                             ---------------
            Total assets                                                                                             107,586
                                                                                                             ===============

            Liabilities and Stockholders' Equity

Current Liabilities
      Accounts payable and accrued expenses                                                                          154,686
      Due to officers and directors                                                                                    5,559
                                                                                                             ---------------
            Total Current Liabilities                                                                                160,245

      Convertible note payable                                                                                        16,198
                                                                                                             ---------------
            Total Liabilities                                                                                        176,443
                                                                                                             ---------------

Stockholders' Equity
      Preferred stock - $.001 par value,                                                                                  10
            Authorized 2,000,000 shares
            Issued and Outstanding - 10,000 shares
      Common stock - $.001 par                                                                                         8,740
            Authorized - 20,000,000 shares
            Issued 8,740,802 and outstanding 8,590,582
      Paid in capital                                                                                                742,590
      Treasury stock, 150,220 common shares at cost                                                                 (751,100)
      Retained deficit, accumulated during the development stage                                                     (69,097)
                                                                                                             ---------------

            Total Stockholders' Equity                                                                               (68,857)
                                                                                                             ---------------
                                                                                                            $        107,586
            Total Liabilities and Stockholders' Equity
                                                                                                             ===============



                     See notes to the financial statements.


                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                               Statement of Income
                    For the Period July 19, 1999 (Inception)
                                to June 30, 2000



Revenues                                               $       -

Direct Operating Costs                                       (6,755)

Direct and Administrative Expenses                          (62,342)
                                                        --------------

Net Loss                                               $    (69,097)
                                                        ==============

Weighted average number of shares outstanding             5,924,717
                                                        ==============

Loss Per Common Share                                   $    ( 0.01)
                                                        ==============

Loss Per Common Share - Assuming dilution               $     (0.01)
                                                        ==============



See notes to the financial statements.


                                                                                                                        F-3

                                     Buy It Cheap.com, Inc.
                                  (A Development Stage Company)
                                 Statement of Stockholders' Equity
                    For the Period July 19, 1999 (Inception) to June 30, 2000



                                               Preferred Stock   Common  Stock                 Treasury Stock
                                               ----------------  ---------------           --------------------------
                                                                                                    Paid in              Retained
                                               Shares  Amount    Shares   Amount Capital  Shares    Amount    Deficit       Total
                                               ------  ------    ------   ------ -------  ------   --------  ----------  -----------

Balance at July 1, 1999 (Date of Inception)      -      $ -        -      $ -   $  -         -       $   -      $  -      $    -

Issuance of stock in exchange for software       -        -      210,000   210   14,790      -           -         -         15,000

Issuance of stock for cash                       -        -    1,190,000 1,190   83,810      -           -         -         85,000

Acquisition of Northeast (USA) Corp.           10,000    10    7,158,407 7,158  552,975   (150,220)  (751,100)     -       (190,957)

Issuance of stock for release of
    accounts payable obligation                  -        -       32,395    32   16,165       -           -        -         16,197

Issuance of stock pursuant to
    private placement offering                   -        -      150,000   150   74,850       -           -        -         75,000

Net loss for the year ended
     June 30, 2000                               -        -        -       -       -         -           -       (69,097)   (69,097)
                                              -------   ----  ---------  ------ --------   --------   --------  ---------   --------
                                               10,000   $10   8,740,802 $8,740 $742,590   (150,220) $(751,100)  $(69,097)  $(68,857)
Balance at June 30, 2000
                                              =======   ====  =========  ====== ========   ========  =========  =========   ========



See notes to the financial statements.



                                                  Buy It Cheap.com, Inc.
                                               (A Development Stage Company)
                                                  Statement of Cash Flows
                                 For the Period July 19, 1999 (Inception) to June 30, 2000


Cash Flows From Operating Activities
      Net Loss                                                                                              $        (69,097)
      Adjustments to Reconcile Net Loss to Net Cash used by
        Operating Activities
        Depreciation and amortization                                                                                  5,983
      Changes in Assets and Liabilities
        Increase in other current assets                                                                              (2,080)
        Decrease in accounts payable and accrued expenses                                                               (244)
                                                                                                             ---------------

          Net Cash Used by Operating Activities                                                                      (65,438)
                                                                                                             ---------------

Cash Flows From Investing Activities
      Purchases of property and equipment                                                                            (23,275)
      (Increase) in due from officers/directors                                                                      (28,790)
      Cash acquired                                                                                                    1,927
                                                                                                             ---------------

          Net Cash Provided by Investing Activities                                                                  (50,138)
                                                                                                             ---------------

Cash Flows From Financing Activities
      Proceeds from sale of common stock                                                                             160,000
                                                                                                             ---------------

          Net Cash Provided by Financing Activities                                                                  160,000
                                                                                                             ---------------

Net Increase in Cash                                                                                                  44,424

Cash at beginning of period                                                                                                -
                                                                                                             ---------------
                                                                                                            $         44,424
Cash at end of period
                                                                                                             ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


Liabilities assumed in the acquisition of Northeast (USA) Corp. for common stock                            $       (190,957)
Accounts payable satisfied by issuance of common stock and convertible note payable                                   32,395
Software costs financed by issuance of common stock                                                                   15,000
                                                                                                             ----------------
                                                                                                                    (143,562)
                                                                                                             ================

See notes to the financial statements.

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Organization

     Buy It Cheap.com, Inc. (the "Company") is a Delaware corporation. On November 3, 1999, Northeast (USA) Corp. purchased all of the common stock of Buy It Cheap.com (a developmental stage company). For accounting purposes, the acquisition has been treated as an acquisition of Northeast
     (USA) Corp. by Buy It Cheap.com and as a recapitalization of Buy It Cheap.com. The Company will operate in the internet retailing industry. Since there has been no significant revenues generated from internet retailing, the Company is considered a Developmental Stage Company for financial reporting purposes.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses, has no current source of revenues or funds and has a working capital deficit as of June 30, 2000. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise additional capital in the future; however there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Joint Venture

     Northeast (USA) Corp., in 1992, formed a joint venture agreement with the Northeast General Pharmaceutical Factory (NEGPF) a government owned pharmaceutical concern in Shenyang, China, whereby both companies established a joint venture company in China. Northeast (USA) Corp. and NEGPF were to have contributed certain assets to the joint venture. Northeast (USA) Corp. was to have contributed $2.1 million in cash and $1.15 million in technology for a total capital contribution of $3.25 million. NEGPF was to have contributed $750,000 in cash and a land-use right valued at $1.75 million for a total contribution of $2.5 million. Based upon the amount of contribution, Northeast (USA) Corp. owned 56.52% of the joint venture and NEGPF owned 43.48%. To date, Northeast (USA) Corp. has contributed $1 million of cash and has contributed the technology. NEGPF has contributed $750,000 of cash but has not contributed the land-use right. The joint venture had only limited start-up operations and operations effectively ceased in 1997 due to lack of funding. Northeast
     (USA) Corp. has communicated with NEGPF that it no longer has any interest in the joint venture. As such the Company has reserved $620,535 against the investment the joint venture.

     Advertising Costs

     Advertising costs are charged to operations when incurred. Advertising costs charged to expense were $2,625.

     Depreciation and Amortization

     The cost of property and equipment is depreciated for financial reporting purposes on a straight-line basis over the estimated useful lives of the assets: 5 years for machinery and equipment and 3 years for software. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

DUE TO/FROM OFFICERS AND DIRECTORS

     Amounts  due  to/from   Officers   and   Directors   represent   unsecured,
     non-interest bearing loans, having no repayment terms.

PROPERTY AND EQUIPMENT

     Property  and  equipment  at  cost,  less   accumulated   depreciation  and
     amortization, consists of the following at June 30, 2000:


Equipment                                                                        $           5,935
Software                                                                                    32,340
                                                                                   ---------------
     Subtotal                                                                               38,275
Less accumulated depreciation and amortization                                               5,983
                                                                                   ---------------
     Total                                                                       $          32,292
                                                                                   ===============

Depreciation expense charged to operations was $5,983 for the period ended
June 30, 2000.


                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


INCOME TAXES


The Company's deferred tax asset is comprised of the following temporary differences:


Net operating losses                                                                             $           480,073
Differences between basis of reporting for book and tax                                                      620,500
                                                                                                     ---------------
     Total                                                                                       $         1,100,573
                                                                                                     ===============

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows:


Tax (benefit) at the U.S. Federal Statutory rate                                                          (34%)
Valuation allowance - change                                                                              (34%)
State income tax - net of federal tax benefit                                                               -
Provision for income taxes                                                                                  -


Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to the reserve against investment in Joint Venture (expensed for financial statement purposes but not deductible for income tax purposes).

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary difference results from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

INCOME TAXES - Continued


Those amounts have been presented in the Company's financial statements as follows:


Deferred tax asset, noncurrent                                                         $      168,000
Total valuation allowance recognized for deferred tax assets                                 (168,000)
                                                                                           --------------
Net deferred tax assets                                                                $         -
                                                                                           ==============

The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:


                                                                                              Federal             State
                                                                                          ------------         ----------
Available Through
     2004                                                                            $          -              $  191,664
     2005                                                                                       -                 181,950
     2006                                                                                       -                  50,064
     2007                                                                                       -                  69,097
     2017                                                                                    191,664                 -
     2018                                                                                    181,950                 -
     2019                                                                                     50,064                 -
     2020                                                                                     69,097                 -
                                                                                          ----------           ----------
                                                                                     $       492,775          $  492,775
                                                                                          ==========           ==========

LOSS PER SHARE

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", basic earnings per share amounts are computed based on the weighted average number of shares outstanding. The number of shares used in the computations were 5,924,717.

The effects of assuming the conversion of the Series C convertible preferred stock as a common stock equivalent would be antidilutive, and were therefore not considered in the computation of diluted earnings per share.

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

LOSS PER SHARE - Continued

     The following is a reconciliation of net loss to net loss per share - basic and diluted.


Net Loss                                                                          $            (69,097)
Less: Dividends on Preferred Stock net of tax benefit                                           (2,040)
                                                                                      ----------------
Loss Applicable to common shareholders - basic                                                 (71,137)
                                                                                      ----------------
Loss Applicable to Common Shareholders - Assuming dilution                        $            (71,137)
                                                                                      ================
Weighted Average Shares Outstanding                                                          5,924,717
                                                                                      ================


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, due to/from officers, other current assets, accounts payable and accrued expenses and the convertible note payable approximates fair value because of the short maturity of these instruments.

     Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

PREFERRED STOCK

     In May 1994, Northeast (USA) Corp. sold 275,000 shares of its newly designated Series C convertible stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $30,000 (representing 10,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8% per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's common stock in lieu of cash dividends. Those that did not accept shares of common stock for dividends and those that did not convert their preferred shares are owed a total of $103,990 of dividend arrearages at June 30, 2000.

CONVERTIBLE NOTE PAYABLE

     During the year the Company entered into an agreement with one of its creditors whereby the amount of the creditor's claim ($32,395) was settled through the issuance of 32,395 of the Company's common shares and a convertible note for $16,198. The note is non-interest bearing and is due on December 31, 2001. The note may be converted at the creditor's option, into 32,395 shares of the Company's common stock prior to that date.

CONTINGENCIES

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