Form 10QSB
period 2000-09-30
BUY IT CHEAP COM INC /DE
filed 2000-11-14
CIK 745651

SECURITIES AND EXCHANGE CONINIISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2000

     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _____________

Commission file number      000-13337

                             Buy It Cheap.com, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                               22-2497491
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                    1800 Bloomsbury Avenue., Ocean, NJ 07712
                    (Address of principal executive offices)


                                  732-922-3609
                           (Issuer's telephone number)

                   __________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                Yes_____            No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,790,802 shares of Common Stock, $.001 par value per share, at April 21, 2000

Transitional Small Business Disclosure Format (check one)   Yes ___      No   X

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements of Buy It Cheap.com, Inc. (unaudited)


     Balance Sheet as of September 30, 2000 and June 30, 2000.

     Statements of Loss for the three months ended September 30, 2000 and for the period July 21, 1999 to September 30, 1999

     Statements of Cash Flows for the three months ended September 30, 2000 and for the period July 21, 1999 to September 30, 1999

     Notes to Financial Statements


                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)


                                                                As of
                                                September 30, 2000      June 30,   2000
                           Assets
Current assets:
    Cash                                          $     60,964                $44,424
    Due from officers and directors                     28,790                 28,790
    Other current assets                                 2,080                  2,080

                                                      ---------              ---------
           Total current assets                         91,834                 75,294

                                                      ---------              ---------
Investment in and net advances to joint venture        620,535                620,535
Reserve against investment in and net advances
  to joint venture                                    (620,535)              (620,535)
Property and equipment, net of depreciation             29,300                 32,292

                                                      ---------              ---------
     Total assets                                 $    121,134               $107,586
                                                      =========               ========
                Liabilities and Equity
Current liabilities:
   Accounts payable                               $    160,321                154,686
   Due to officers and directors                         5,559                  5,559

                                                     ----------               --------
     Total current liabilities                         165,880                160,245

                                                     ----------               --------
Convertible note payable                                16,198                 16,198

                                                     -----------              --------
Total liabilities                                      182,078                176,443

                                                     -----------              --------
Stockholders' equity:
   Preferred stock - Series C, $.001 par
        Authorized - 2,000,000 shares
        Issued and outstanding - 10,000 shares              10                     10
   Common stock - $.001 par
       Authorized - 20,000,000 shares
       Issued and outstanding - 8,790,802 shares         8,791          $       8,740
   Paid in capital                                     767,540                742,590
   Treasury stock                                     (751,100)              (751,100)
   Deficit  accumulated during
        the development stage                          (86,185)               (69,097)

                                                     -----------              --------
     Total stockholders' equity                        (60,944)               (68,857)

                                                     ------------             --------
           Total Liabilities and Equity           $    121,134          $     107,586
                                                    ============             ========


                       See Notes to Financial Statements

                                        3



                                                        BUY IT CHEAP.COM, INC.
                                                     (A Development Stage Company)
                                                          Statements of Loss
                                                              (Unaudited)

                                                                                           Cumulative
                                                For the three                             from July 19,
                                                Months ended        From July 19           1999 to
                                                September 30,       to September 30,      September 30,
                                                   2000                 1999                   2000

Revenues                                         $   -               $   -                 $    -
                                                 ---------           -----------            --------
Direct operating costs                              845                  -                    7,600
General and administrative expenses (1)          16,243                 183                  78,585
                                                 ----------          -----------            --------
Total expenses                                   17,088                 183                  86,185
                                                 ----------          -----------            --------
    Net loss                                     $(17,088)           $ (183)               $(86,185)
                                                 ==========          ===========           =========
Net loss per share                               $    -              $    -
                                                 ==========          ===========


                       See Notes to Financial Statements





                                                        BUY IT CHEAP.COM, INC.
                                                     (A Development Stage Company)
                                                       Statements of Cash Flows
                                                              (Unaudited)

                                                                                                 Cumulative
                                             For the three            For the period             from July19,
                                             Months ended            July 19, 1999 to               1999 to
                                             September 30,            September 30,               September 30,
                                                2000                     1999                        2000

Cash flows from operating activities:-
   Net loss                                 $   (17,088)             $   (183)                    $ (86,185)
   Adjustments to reconcile net loss
        to net cash used by operating
        activities:
     Depreciation and amortization                2,992                    -                          8,975
  Changes in assets and liabilities
       Other current assets                        -                       -                         (2,080)
                                                ---------              ---------                    ---------
       Net cash used by operating activities     (8,460)                 (183)                      (73,898)
                                                ---------              ---------                    ---------
Cash flows from investing activities
       Purchase of property and equipment          -                  (16,500)                      (23,275)
       Increase in due from officers/directors     -                       -                        (28,790)
       Cash acquired                               -                       -                          1,927
                                               ----------             ----------                    ---------
                                                   -                  (16,500)                      (50,138)
                                               ----------             ----------                    ---------
Cash flows from financing activities:
   Sale of Common stock                          25,000                62,000                       185,000
   Advances made in conjunction with acquisition   -                  (21,751)                          -
                                              -----------            ----------                    ---------
                                                 25,000                40,249                       185,000
                                              -----------            ----------                    ---------
Net increase (decrease) in cash                  16,540                23,566                        60,964
Cash at beginning of period                      44,424                  -                               -
                                             ------------             ----------                    ---------
Cash at end of period                       $    60,964              $ 23,566                     $  60,964
                                             ============             =========                    =========

                       See Notes to Financial Statements


        SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       Liabilities assumed in the acquisition of Northeast (USA) Corp. for common stock           $ (190,957)
       Accounts payable satisfied by issuance of common stock and convertible note payable            32,395
       Software costs financed by issuance of common stock                                            15,000
                                                                                                    --------
                                                                                                  $ (143,562)
                                                                                                    ==========


                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

Financial Statements

The Balance Sheets, Statements of Loss, and Statements of Cash Flows for all periods reported herein have been prepared by Buy It Cheap.com, Inc. (the "Company") without audit. The financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


Nature of Business

The Company is a Delaware corporation. On November 3, 1999, Northeast (USA) Corp. purchased all of the common stock of Buy It Cheap.com, Inc. (a development stage company). For accounting purposes, the acquisition has been treated as an acquisition of Northeast (USA) Corp. by Buy It Cheap.com, Inc. and as a recapitalization of Buy It Cheap.com, Inc. The Company will operate in the Internet retailing industry. Since there have been no significant revenues generated from Internet retailing, the Company is considered a development stage company for financial reporting purposes.


Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has no current source of revenues or funds and has a working capital deficit as of September 30, 2000. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise capital in the future; however, there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Joint Venture

The Company, in 1992 formed a joint venture agreement with the Northeast General Pharmaceutical Factory ("NEGPF") a government owned pharmaceutical concern in Shenyang, China, whereby both companies established a joint venture company in China. Each of the Company and NEGPF were to have contributed certain assets to the joint venture. The Company was to have contributed $2.1 million in cash and $1.15 million in technology for a total capital contribution of $3.25 million. NEGPF was to have contributed $750,000 in cash and a land-use right valued at $1.75 million for a total contribution of $2.5 million. Based upon the amount of contribution, the Company owned 56.52% of the joint venture and NEGPF owned 43.48%. To date, the Company has contributed $1 million of cash and has contributed the technology.

                          Notes to Financial Statements

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

Net Loss Per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share was 760,278 for the 1999 period included herein, and 8,773,547 for the 2000 period. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock (see Note on Preferred Stock), since the effect would be anti-dilutive.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes. As of the last fiscal year ended June 30, 2000, the Company had a net operating loss carryforward of $492,775 that expires in years through 2020.

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

Preferred Stock

In May 1994, the Company sold 275,000 shares of its newly designated Series C convertible preferred stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $10,000 (representing 30,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8 % per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's stock in lieu of cash dividends. Those that did not accept shares of stock for dividends and those that did not covert their preferred shares are owed a total of $104,590 of dividend arrearages at September 30, 2000.

Convertible note payable

During the year ended June 30, 2000, the Company entered into an agreement with one of its creditors whereby the amount of the creditor's claim ($32,395) was settled through the issuance of 32,395 of the Company's common shares and a non-interest bearing convertible note for $16,198. The note is due on December 31, 2001 and is convertible into 32,395 shares of the Company's common stock prior to that date.


Stock option plan

On February 16, 2000, the Company's Board of Directors approved the adoption of a stock option plan and granted options for the purchase 1 million of the Company's shares at an exercise price of $1.3125 per share (fair market value at date of grant). The adoption of the plan must be approved by a vote of stockholders, and such action by the Board in relation to the stock option plan is contingent upon such stockholder approval.


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

            Management's Discussion and Analysis or Plan of Operation

     The Company entered the Internet retailing business through the formation of a separate entity by two of its directors. The new entity was able to raise limited start-up capital for an Internet retailing business. For accounting purposes, the combination of the two companies was treated as an acquistion of the Company by this new entity. Subsequent to the completion of this acquisition the Company changed its name to Buy It Cheap.com, Inc. and commenced an Internet retailing operation under the website "Buyitcheap.com." The Company must still arrange settlement of its liabilities and raise substantial new investment capital in order to develop this business.

Financial and operating plan for the next 12 months

     The Company plans to operate over the next 12 months with little overhead. Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be no paid employees or rental expense (such being provided by certain officers and directors without charge). The sales transactions, for the most part, are handled automatically over the Internet requiring little labor or office space requirements. The Company believes it can become a viable business within 12 months (subject to the outcome of previously described legal proceedings) if it is able to raise additional capital. During the current fiscal quarter the Company has raised an additional $25,000 and is in the process of obtaining commitments for more capital. The objective of the Company will be to establish the viability necessary to attract substantial new investment capital to expand its business.

Disclosure Regarding Forward Looking Statements

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor provisions. When used in this Quarterly Report on Form 10-QSB, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Important factors that could contribute to such differences include, but are not limited to, the fact that the Company is in the early stages of developing its Internet retailing business, the Company's dependence on growth of the Internet, rapid technological changes in the market, the effect of substantial competition in the Internet retail market, the effect of changes in governmental regulation of the Internet and the effect of general economic and market conditions. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Quarterly Report on Form 10-QSB.

                           PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K.

         (a) Exhibits

                  27       Financial Data Schedule

         (b) Current Reports on Form 8-K filed during the quarter ended September 30, 2000.

                  None.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BUY IT CHEAP.COM, INC.

                                                     /s/ Stephen E. Roman, Jr.
 Date: November 14, 2000                                   Signature
                                                         Stephen E. Roman, Jr.
                                                            President