Form 10QSB
period 2000-12-31
BUY IT CHEAP COM INC /DE
filed 2001-02-13
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

      (Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
--     OF 1934

       For the quarterly period ended December 31, 2000

[ ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
-----

       For the transition period from __________ to _____________

       Commission file number      000-13337
                              ---------------

                             Buy It Cheap.com, Inc.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                              22-2497491
-------------------------------------                          --------------
  (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                             Identification No.)

                     1800 Bloomsbury Avenue, Ocean, NJ 07712
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  732-922-3609
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                        Yes [ ]            No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,790,802 shares of Common Stock, $.001 par value per share, at January 18, 2001.

     Transitional Small Business Disclosure Format (check one) Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Buy It Cheap.com, Inc. (unaudited)


     Balance Sheet as of December 31, 2000 and June 30, 2000.

     Statements of Loss for the three and six month periods ended December 31, 2000 and for the three month period ending December 31, 1999 and period July 21, 1999 to December 31, 1999.

     Statements of Cash Flows for the six months ended December 31, 2000 and for the period July 21, 1999 to December 31, 1999

     Notes to Financial Statements



                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                                Balance Sheets

                                                                                                         As of
                                                                                       December 31, 2000       June 30, 2000

       Assets

Current assets:
    Cash                                                                                 $   45,733                $ 44,424
    Due from officers and directors                                                          28,790                  28,790
    Other current assets                                                                      1,000                   2,080
                                                                                            --------                -------
                Total current assets                                                         75,523                  75,294
                                                                                            --------                -------
Investment in and net advances to joint venture                                             620,535                 620,535
Reserve against investment in and net advances to joint venture                            (620,535)               (620,535)
Property and equipment, net of depreciation                                                  26,308                  32,292
                                                                                            --------               --------
     Total assets                                                                         $ 101,831                $107,586
                                                                                            =======                ========
                     Liabilities and Equity

Current liabilities:
   Accounts payable                                                                       $ 155,889                 154,686
   Due to officers and directors                                                              5,559                   5,559

                                                                                           --------                 -------
     Total current liabilities                                                              161,448                 160,245

                                                                                           --------                 -------
Convertible note payable                                                                     16,198                  16,198
                                                                                           --------                --------
Total liabilities                                                                           177,646                 176,443
                                                                                           --------                --------
Stockholders' equity:
   Preferred stock - Series C, $.001 par
        Authorized - 2,000,000 shares
        Issued and outstanding - 10,000 shares                                                   10                      10
   Common stock - $.001 par
       Authorized - 20,000,000 shares
       Issued and outstanding - 8,790,802 shares                                              8,791               $   8,740
   Paid in capital                                                                          767,540                 742,590
   Treasury stock                                                                          (751,100)               (751,100)
   Deficit  accumulated during
        the development stage                                                              (101,056)                (69,097)

                                                                                          ----------               ---------
     Total stockholders' equity                                                             (75,815)                (68,857)

                                                                                          ----------               ---------
           Total Liabilities and Equity                                                  $  101,831               $ 107,586
                                                                                          =========               ==========



                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                              Statements of Loss

                                                                                                                   Cumulative
                                                                                                                  for the period
                                                    For the three months ended   For the six months ended          July 19, 1999
                                                           December 31,                 December 31,                      to
                                                     2000                 1999    2000               1999          Dec. 31, 2000

Sales Revenues                                      $   -               $     -       $   -                     $  -      $   -
                                                    --------             ---------    ----------               --------  ---------

Direct operating costs                               3,175                     -           4,020                   -        10,775
General and administrative expenses (1)             11,696                15,567          27,939                 15,750     90,281
                                                   ---------           -----------     ----------               --------  ---------
           Total expenses                           14,871                15,567          31,959                 15,750    101,056
                                                   ---------           -----------     ----------               --------  ---------
           Net loss                               $(14,871)           $  (15,567)      $ (31,959)               (15,750)  (101,056)
                                                   =========           ===========     ==========               ========  =========

Net loss per share                                $    -              $    -           $    -                  $    -     $
                                                   =========           ==========      ==========              =========  =========



                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                                        Cumulative
                                                                          For the six            For the period        from July 19,
                                                                          Months ended           July 19, 1999 to        1999 to
                                                                          December 31,            December 31,         December 31,
                                                                            2000                      1999                2000

Cash flows from operating activities:-
   Net loss                                                               $ (31,959)              $  (15,750)           $ (101,056)
   Adjustments to reconcile net loss to net cash used
        by operating activities:
        Depreciation and amortization                                         5,983                      -                  11,967
  Changes in assets and liabilities
       Other current assets                                                 (1,080)                   (1,000)               (1,000)
       Accounts payable                                                      1,205                     7,755                   960
                                                                          ------------               ------------       -----------
       Net cash used by operating activities                               (23,691)                   (8,995)              (89,129)
                                                                          ------------               ------------       -----------
Cash flows from investing activities
       Purchase of property and equipment                                     -                      (22,915)              (23,275)
       Increase in due from officers/directors                                -                      (48,790)              (28,790)

       Cash acquired                                                                                   1,927                 1,927
                                                                          ------------               -----------        -----------
                                                                              -                      (69,778)              (50,138)
                                                                          ------------               -----------        -----------
Cash flows from financing activities:
   Sale of Common stock                                                     25,000                   108,000               185,000
   Advances made in conjunction with acquisition                              -                      (21,751)                 -
                                                                          ------------               -----------        -----------
                                                                            25,000                    86,249               185,000
                                                                          ------------                -----------        -----------
Net increase (decrease) in cash                                              1,309                     7,476                45,733

Cash at beginning of period                                                 44,424                       -                     -
                                                                          ------------               -----------        -----------
Cash at end of period                                               $       45,733                   $ 7,476              $ 45,733
                                                                          ============               ===========        ===========



 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

 Liabilities assumed in the acquisition of Northeast (USA) Corp. for common stock        $ (190,957)
 Accounts payable satisfied by issuance of common stock and convertible note payable         32,395
 Software costs financed by issuance of common stock                                         15,000
                                                                                          -----------
                                                                                         $ (143,562)
                                                                                          ===========


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


Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has no current source of revenues or funds and has a working capital deficit as of December 31, 2000. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise capital in the future; however, there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Net Loss Per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share was 5,863,121 and 3,309,104 for the three and six month 1999 periods included herein, and 8,790,395 and 8,781,974 for the three and six month 2000 periods. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock (see Note on Preferred Stock), since the effect would be anti-dilutive.

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

Preferred Stock

In May 1994, the Company sold 275,000 shares of its newly designated Series C convertible preferred stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $10,000 (representing 30,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8 % per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's stock in lieu of cash dividends. Those that did not accept shares of stock for dividends and those that did not covert their preferred shares are owed a total of $105,190 of dividend arrearages at December 31, 2000.

Convertible note payable

During the year ended June 30, 2000 the Company entered into an agreement with one of its creditors whereby the amount of the creditor's claim ($32,395) was settled through the issuance of 32,395 of the Company's common shares and a non-interest bearing convertible note for $16,198. The note is due on December 31, 2001 and is convertible into 32,395 shares of the Company's common stock prior to that date.

Stock option plan

On February 16, 2000 the Company's Board of Directors approved the adoption of a stock option plan and granted options for the purchase 1 million of the Company's shares at an exercise price of $1.3125 per share (fair market value at date of grant). The adoption of the plan must be approved by a vote of stockholders, and such action by the Board in relation to the stock option plan is contingent upon such stockholder approval.

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

            Management's Discussion and Analysis or Plan of Operation

The Company entered the Internet retailing business through the formation of a separate entity by two of its directors. The new entity was able to raise limited start-up capital for an Internet retailing business. For accounting purposes, the combination of the two companies was treated as an acquistion of the Company by this new entity. Subsequent to the completion of this acquisition the Company changed its name to Buy It Cheap.com, Inc. and commenced an Internet retailing operation under the website "Buyitcheap.com." The Company must still arrange settlement of its liabilities and raise substantial new investment capital in order to effectively develop this business.

Financial and operating plan for the next 12 months

The Company plans to operate over the next 12 months with little overhead. It is currently upgrading its website and is planning for limited promotional activities to commence during the March and June 2001 quarters. Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be few, if any paid employees or rental expense (such being provided by certain officers and directors without charge). The sales transactions, for the most part, will be handled automatically over the Internet requiring little labor or office space requirements. The Company believes it can become a viable business within 12 months (subject to the outcome of previously described legal proceedings) if it is able to raise additional capital. The objective of the Company will be to establish the viability necessary to attract substantial new investment capital to expand its business.

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

                           PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K.

         (a) Exhibits

         27  Financial Data Schedule

         (b) Current Reports on Form 8-K filed during the quarter ended December 31, 2000.

             None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BUY IT CHEAP.COM, INC.

                                                     /s/ Stephen E. Roman, Jr.
 Date: February 13, 2001                                    Signature
                                                         Stephen E. Roman, Jr.
                                                            President