Form 10QSB
period 2001-03-31
BUY IT CHEAP COM INC /DE
filed 2001-05-03
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

X    QUARTERLY  REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE ACT
---  OF 1934

     For the quarterly period ended March 31, 2001


     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
---

     For the transition period from __________ to _____________

     Commission file number      000-13337

                      Buy It Cheap.com, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     Delaware                                                   22-2497491
-----------------------                                     -----------------
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

                   ------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (on for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes X                         No ___



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,790,802 shares of Common Stock, $.001 par value per share, at April 25, 2001.

                         PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements of Buy It Cheap.com, Inc. (unaudited)


          Balance Sheet as of March 31, 2001 and June 30, 2000.

          Statements of Loss for the three and nine month periods ended March 31, 2001 and for the three month period ending March 31, 2000 and period July 19, 1999 to March 31, 2000.

          Statements of Cash Flows for the nine months ended March 31, 2001 and for the period July 19, 1999 to March 31, 2000

          Notes to Financial Statements


                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                                          As of
                                                                                             March 31, 2001        June 30, 2000
                           Assets
Current assets:
    Cash                                                                                     $     24,405              $  44,424
    Due from officers and directors                                                                28,790                 28,790
    Other current assets                                                                            1,000                  2,080
                                                                                                  ----------            -----------
                Total current assets                                                               54,195                 75,294

                                                                                                  ----------            -----------
Investment in and net advances to joint venture                                                   620,535                620,535
Reserve against investment in and net advances to joint venture                                  (620,535)              (620,535)
Property and equipment, net of depreciation                                                        23,317                 32,292

                                                                                                 -----------            -----------
     Total assets                                                                            $     77,512              $ 107,586
                                                                                                 ===========            ===========
                     Liabilities and Equity
Current liabilities:
   Accounts payable                                                                          $    149,094                154,686
   Due to officers and directors                                                                    5,559                  5,559
   Convertible note payable                                                                        16,198                    -
                                                                                                  ---------              ---------
     Total current liabilities                                                                    170,851                160,245

                                                                                                  ---------              ---------
Convertible note payable                                                                             -                    16,198

                                                                                                  ---------              ---------
Total liabilities                                                                                  170,851                176,443

                                                                                                  ---------              ---------
Stockholders' equity:
   Preferred stock - Series C, $.001 par
        Authorized - 2,000,000 shares
        Issued and outstanding - 10,000 shares                                                          10                     10
   Common stock - $.001 par
       Authorized - 20,000,000 shares
       Issued and outstanding - 8,790,802 shares                                                     8,791              $   8,740
   Paid in capital                                                                                 767,540                742,590
   Treasury stock                                                                                 (751,100)              (751,100)
   Deficit  accumulated during
        the development stage                                                                     (118,580)               (69,097)

                                                                                                 ----------              ---------
     Total stockholders' equity                                                                    (93,339)               (68,857)

                                                                                                -----------              ---------
           Total Liabilities and Equity                                                      $      77,512             $  107,586
                                                                                                ==========              ==========

                       See notes to financial statements


                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                               Statements of Loss

                                                                                                                        Cumulative
                                                                                                                     for the period
                                                 For the three months ended    For the nine months ended              July 19, 1999
                                                          March 31,                     March 31,                          to
                                                 2001                 2000      2001               2000               Mar. 31, 2001

Sales Revenues                               $   -              $    -        $  -               $  -                 $     -
                                               --------           -------      ------             -------               ---------

Direct operating costs                          5,456              3,600        9,056              3,600                   16,231
General and administrative expenses            12,066              8,282       40,427             39,970                  102,347
                                               --------           -------      --------           -------                ---------
           Total expenses                      17,522             11,882       49,483             43,570                  118,578
                                               --------           -------      --------           -------                ---------

           Net loss                          $(17,522)          $(11,882)    $(49,483)           (43,570)                (118,578)
                                               ========          ========    ========            =======                 ========

Net loss per share                           $    -             $    -       $    -              $  (.01)
                                              =========          ========    ========            ========


                                               See notes to financial statements



                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                        Cumulative
                                                                 For the nine              For the period              from July 19,
                                                                 months ended             July 19, 1999 to                1999 to
                                                                   March 31,                 March 31,                   March 31,
                                                                     2001                       2000                        2001

Cash flows from operating activities:
   Net loss                                                     $   (49,483)               $  (43,570)                   $(118,578)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
      Depreciation and amortization                                   8,975                       -                         20,942
  Changes in assets and liabilities
       Other current assets                                           1,080                    (1,000)                      (1,000)
       Accounts payable                                              (5,591)                   10,007                       (2,941)
                                                                  ------------             ------------                 -----------
       Net cash used by operating activities                        (45,019)                  (34,563)                    (101,577)
                                                                  ------------             ------------                 -----------
Cash flows from investing activities
       Purchase of property and equipment                              -                      (32,155)                     (32,155)
       Increase in due from officers/directors                         -                      (28,790)                     (28,790)
       Cash acquired                                                                            1,927                        1,927
                                                                  ------------             ------------                ------------
                                                                       -                      (59,018)                     (59,018)
                                                                  ------------             ------------                ------------
Cash flows from financing activities:
   Sale of Common stock                                              25,000                   185,000                      185,000
   Advances made in conjunction with acquisition                       -                      (21,751)                        -
                                                                  ------------             ------------                -----------
                                                                     25,000                   163,249                      185,000
                                                                  ------------             ------------                -----------
Net increase (decrease) in cash                                     (20,019)                   69,668                       24,405
Cash at beginning of period                                          44,424                     -                               -
                                                                  ------------             ------------               ------------
Cash at end of period                                           $    24,405               $    69,668                 $     24,405
                                                                   ===========             ============               ============





     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Liabilities assumed in the acquisition of Northeast (USA) Corp. for common stock        $ (190,957)
     Accounts payable satisfied by issuance of common stock and convertible note payable         32,395
     Software costs financed by issuance of common stock                                         15,000
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


Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has no current source of revenues or funds and has a working capital deficit as of March 31, 2001. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise capital in the future; however, there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Net Loss Per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share was 8,566,242 and 5,385,087 for the three and nine month 2000 periods included herein, and 8,790,395 and 8,784,740 for the three and nine month 2001 periods. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock (see Note on Preferred Stock), since the effect would be anti-dilutive.

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

Preferred Stock

In May 1994, the Company sold 275,000 shares of its newly designated Series C convertible preferred stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $10,000 (representing 30,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8 % per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's stock in lieu of cash dividends. Those that did not accept shares of stock for dividends and those that did not covert their preferred shares are owed a total of $105,790 of dividend arrearages at March 31, 2001.

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

Financial and Operating Plan for the Next 12 Months

     The Company plans to operate over the next 12 months with little overhead. It is currently upgrading its website and is planning for limited promotional activities to commence during the June 2001 quarter. Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be few, if any paid employees or rental expense (such being provided by certain officers and directors without charge). The sales transactions, for the most part, will be handled automatically over the Internet requiring little labor or office space requirements. The Company believes it can become a viable business within 12 months (subject to the outcome of previously described legal proceedings) if it is able to raise additional capital. The objective of the Company will be to establish the viability necessary to attract substantial new investment capital to expand its business.

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

                           PART II - OTHER INFORMATION



         Item 6.   Exhibits and Reports on Form 8-K.

         (a) Exhibits

              None

         (b) Current Reports on Form 8-K filed during the quarter ended March 31, 2001.

             None.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BUY IT CHEAP.COM, INC.



                                              ------------------------
 Date: May 2, 2001                                   Signature
                                                 Stephen E. Roman, Jr.
                                                      President