Form 10-K
period 2001-06-30
BUY IT CHEAP COM INC /DE
filed 2001-09-27
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

 X   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
---  1934


For the fiscal year ended  June 30, 2001
                           -------------

___ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ____________           to _____________

Commission file number     000-13337
                      ----------------------

                             Buy It Cheap.com, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                      22-2497491
------------------------------------         ----------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)

     1800 Bloomsbury Ave., Ocean, N.J.                            07712
-----------------------------------------------         ------------------------
  (Address of Principal Executive Offices)                       (Zip Code)

                                  732-922-3609
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:

                                                      Name Of Each Exchange
  Title Of Each Class                                  On Which Registered

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been
subject to such filing requirements for the past 90 days. Yes  [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [  ]

     State issuer's revenues for its most recent fiscal year.     $0
                                                            ---------------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

     As of August 28, 2001, the aggregate market value of the Registrant's Common Stock (based on the closing bid price for the Common Stock as reported by the National Quotation Bureau on such date held by non-affiliates of the Registrant) was approximately $500,000. For the purposes of this report, it has been assumed that all directors and officers of the Registrant are affiliates of the Registrant. However, the statements made herein shall not be construed as an admission for the purpose of determining the affiliate status of any person. As of August 28, 2001, the Registrant had 8,790,802 shares of Common Stock issued and outstanding.

          Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,790,802 shares of Common Stock, par value $.001 per share, at August 28, 2001.

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

                      Notice on Forward-Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-KSB, and the Annual Report to Shareholders, Form 10- QSB or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Report Act of 1995. All forecasts and projections in this Form 10-KSB are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing and international trading restrictions, customer product acceptance and continued access to capital markets and foreign currency risks. The Company wishes to caution investors that other factors may, in the future, prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. Description of Business.

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

     The Company (then known as Celcor, Inc.) had virtually no operations from 1991 to early 1995 when it executed an Agreement and Plan of Merger with Northeast (USA) Corp., a New York corporation, ("Northeast NY"). Through this merger, which became effective August 1, 1996, the Company changed its name from Celcor, Inc. to Northeast (USA) Corp. and was the surviving entity in the merger. The Company consummated the merger in order to bring the business of Northeast NY into the Company. Northeast NY had a joint venture with the Chinese government to manufacture and distribute vitamins and beauty products. While limited production and sales were achieved, lack of funding caused cessation of activities in early 1997. Because the necessary funding for this operation could not be raised and because certain commitments by each party had not been met, the Company, in June of 1999, notified the Chinese that it was no longer interested in pursuing the joint venture. The Chinese have responded that they were not against dissolving the joint venture, although no formal liquidation has yet taken place. During the fiscal years ending June 30, 1996 through 1998 the Company, domestically, generated limited revenues from retail sales of a beauty supply line. Lack of funding for promotional activities, and subsequently for fixed overhead costs, caused cessation of this activity during the latter part of fiscal 1998.

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

     The Company believes that there is a market for lower priced specialty merchandise on the Internet as strong competition for items new to the market has left a void in the market for lower cost items. With lower cost and specialty merchandise, the Company won't compete with the vast majority of Internet retailers and will benefit from the greater profit margins that are achievable with this type of merchandise.

Current operating plan

Internet retailing - Buyitcheap.com

     The Company operates a virtual store under the web address of "Buyitcheap.com" and offers for sale various types of branded merchandise over the Internet. While the website is partially functional, the Company has not yet promoted it and sales thus far have been insignificant. Initial merchandise lines consist of specially priced items in consumer electronics, luggage and giftware. The Company does not intend to inventory any merchandise, however it may do so in the future. The Company posts merchandise from various vendors on its website, takes orders and collects the funds. The order is routed to the applicable vendor for shipment to the customer. Upon shipment, the Company remits its cost of the item to the vendor. In keeping with the Company's website name, the theme of its merchandise offerings will be to offer merchandise at the lowest possible price. The Company plans to keep overhead low and will seek additional funding to expand the business. The rate at which the Company can secure additional financing will be a determing factor in how fast the Company will grow.

Competition

     The Internet retailing business is a highly competitive industry. The Company, being a start-up in this business, faces competition from numerous sources, including established Internet retailers with greater financial resources and a longer operating history. However, the Company expects, in time, to establish a niche as a retailer of quality branded merchandise obtained from closeouts, surplus goods, odd lots, etc. offered at cheap prices, by which to distinguish itself from other Internet retailers and thus, to effectively compete in this industry. The Company's ability to successfully compete will be dependent upon its future ability to raise substantial additional capital.

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

     While the Company owns its own hardware and software to generate its website, it currently relies on an outside organization to maintain this website infrastructure. In the near term future, the Company anticipates that it will perform these functions itself.

Employees

     The Company currently has no paid employees. Certain officers and directors of the Company have agreed to temporarily work without pay but may be reimbursed for out-of-pocket expenditures.

Item 2. Description of Property.

     The Company leases office space in Clifton, N.J. and maintains its principal office at 1800 Bloomsbury Ave., Ocean, N.J. 07712 at no cost to the Company. As the business expands, the Company will need to procure additional space.


Item 3. Legal Proceedings.

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


Item 4. Submission of Matters to a Vote of Security Holders.

None during the Company's fiscal year ended June 30, 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

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

   Fiscal year         Fiscal quarter ended          Low bid         High bid
   -----------         --------------------          -------         --------

     2000                September 30, 1999          $ .1563        $  1.0313
                         December 31, 1999             .625            1.25
                         March 31, 2000                .8125           1.4688
                         June 30, 2000                 .625            1.0625

     2001                September 30, 2000            .625            1.00
                         December 31, 2000             .1563            .75
                         March 31, 2001                .1563            .1875
                         June 30, 2001                 .10              .1563


     The number of record holders of the Company's Common Stock as of June 30, 2001 was 386, however, the Company believes that there are substantially more beneficial owners of the Common Stock.


Dividend policy

     The Company has never paid any dividends on its common stock. The Company anticipates that in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will ever be paid on its common stock.


Item 6. Management's Discussion and Analysis or Plan of Operation.

     The Company entered the Internet retailing business through the formation of an entity separate from the Company by two of its directors. The new entity was able to raise limited start-up capital for an Internet retailing business. The new entity then merged with the Company. For accounting purposes, the combination of the two companies was treated as an acquistion of the Company by this new entity. Subsequent to the completion of this acquisition the Company changed its name to Buy It Cheap.com, Inc. and commenced an Internet retailing operation under the website "Buyitcheap.com." The Company must still arrange settlement of its liabilities and raise substantial new investment capital in order to develop this business.

Financial and operating plan for the next 12 months

     The Company plans to operate over the next 12 months with little overhead. The Company plans to consume operating cash only to the extent that it has available cash on hand, or that it has investor commitments for. This may limit the rate at which the Company will grow. Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be no paid employees or any significant fixed overhead. The sales transactions, for the most part, are handled automatically over the Internet requiring little labor or office space requirements. The Company believes it can become a viable business within 12 months (subject to the outcome of previously described legal proceedings) if it is able to raise additional capital. Since the end of its fiscal year, the Company has raised an additional $25,000 and is in the process of obtaining commitments for more capital. The objective of the Company will be to establish the viability necessary to attract substantial new investment capital to expand its business in the future.


Item 7. Financial Statements.

     The financial statements of the Company, the notes thereto, and the Report of the Independent Auditors thereon required by this Item 7 appear in this report on the pages indicated in the following index.

                                                                           Page

Independent Auditors' Report ...............................................F-1
Balance Sheet at June 30, 2001..............................................F-2
Statement of Income for the period July 19, 1999 to June 30, 2001...........F-3
Statement of Stockholders' Equity for period July 19, 1999 to June 30, 2001.F-4
Statement of Cash Flows for the period July 19, 1999 to June 30, 2001.......F-5
Notes to Financial Statements ........................................F-6 - F-11

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     Directors are elected by the shareholders and serve until their successors are elected and have qualified or until a director's earlier death, resignation or removal. Directors were most recently elected on January 25, 1996 at the special meeting of shareholders held at such time. Robert Edwards became a director in May, 1999 and Anthony Consi became a director on September 26, 2000. Mr. Edwards and Mr. Consi were elected to fill seats left vacant by previous directors' resignations.

     On August 16, 2001, Mr.  Edwards was elected  Chairman of the Board and Mr.
Consi was elected President and CEO. The former President, Stephen Roman was elected Vice President, Secretary and CFO. Set forth below are the names and ages of the directors and executive officers of the Company, their positions with the Company, and their business experience, including their principal occupations at present and during the past five years.


        Name                      Age                Present Position             Director of the
                                                                                   Comany since
  Robert Edwards (1)              81             Chairman of the Board                 1999
  Anthony J. Consi  (2)           79             President, CEO and Director           2000
  Stephen E. Roman, Jr. (3)       53             Director and Vice President           1994
  Jennifer Lo  (4)                48             Director                              1996
  Michael Hsu (5)                 61             Director                              1996
  David Chow (6)                  41             Director                              1993
  Chin-Sung (Joe) Chen (7)        51             Director                              1996


Notes

(1) Robert Edwards is the original founder of the Company in 1984. He had not been associated with the Company from 1992 to 1999. Mr. Edwards has been involved in retailing for the past five years with the Rumson China and Glass Shop, Inc., a family owned private corporation.

(2) Mr.  Consi has  served  for the past five  years as  President  and  General
Partner of Sunrise Realty Associates and Brinkley Associates, major shopping center operators. He is also Vice President and Director of risk management for Arc Properties, Inc. a retail developer and President of Ol' Americ Associates, Inc., a risk management consulting firm.

(3) Stephen E. Roman, Jr. served as Vice President and Chief Financial Officer of the Company for the period from April 1984 to June 1994 and from August 2001 to present. He has also served as Secretary since 1994. From June 1994 to January 1996, and from May 1999 to August 2001, Mr. Roman has served as President of the Company. In January 1996, Ms. Lo succeeded Mr. Roman as President and Mr. Roman became Vice President and Chief Financial Officer. In May 1999, Ms. Lo resigned as President and was succeeded by Mr. Roman. Mr. Consi succeeded Mr. Roman as President in August 2001. For the last five years, he has served on a part-time basis. Mr. Roman is a certified public accountant and performs similar services for other business entities.

(4) Jennifer Lo is a trained pharmacist and from February 1993 until May 1999 served as chairman and president of the Company. Ms. Lo is the sole stockholder of Lyncroft Corp., which owns 100,000 shares of the Company.

(5) Michael W. Hsu served as Vice President-Finance from June 1994 to January 1996 on a part-time basis. He served as Treasurer (part-time) from January 1996 to May 1999. He has been a self-employed certified public accountant for the past ten years.

(6) David Chow is Managing Director of Center Laboratories, Taiwan, and has held this position since 1980. He is also Managing Director of Center Pharmaceutical Co., Ltd., People's Republic of China and has served in this capacity since 1992. Additionally, in 1993 Mr. Chow became Chairman of the Taiwan Pharmaceutical Development Association and in 1995, Director of the GMP Committee of the China Pharmaceutical Industrial Association.

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

     The Board of Directors does not presently have an audit, compensation or nominating committee. There was one meeting of the Board of Directors during the fiscal year ended June 30, 2001.

     No officer or director of the Company is currently involved in any legal proceeding, nor is any officer or director also an officer or director of any other publicly held company.

Section 16 (a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3 and 4 and amendments thereto, as well as Form 5 and amendments thereto, furnished to the Company during the period from July 1, 2000 to the present, the Company believes the following to be accurate and correct:


  Person or entity         Form           Reason filing         Date on which
  required to file       required           required         filing was required   Status of filing
 ------------------      ---------      -----------------    -------------------   ----------------

Robert Edwards             Form 3       Elected a director     September 1999      Filed, but not timely
Anthony J. Consi           Form 3       Elected a director     October 2000        Filed, but not timely
Stephen E. Roman, Jr.      Form 5       Gifts of stock         February 2001       Filed, but not timely


Item 10. Executive Compensation.

     There was no compensation paid or accrued to any officer or director of the Company for the fiscal years ended June 30, 1999, 2000 or 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the number of shares of the Company's $.001 par value common stock owned by each person who, as of August 28, 2001, owns of record, or is known by the Company to own beneficially, more than 5% of the Company's common stock, as well as the ownership of such shares by each director and executive officer of the Company and the shares beneficially owned by all officers and directors as a group.

 Name and Address of Beneficial Owner         Amount and Nature of       Percent
                                              Beneficial Ownership      of Class

  Majestic International Inc.                     633,400                 7.21
  No 3 14th Floor
  No 535
  Cheng-Kuo
  Third Road
  Kaohszung, Taiwan ROC

  Verchi Holdings Limited                         550,000                 6.26
  Room 312, Entrance 3, Bldg. 14
  Compound 3, Jingouhe Road
  Wukesong-Haidian District
  Beijing, People's Republic of China

  Fowler Holdings, Inc.                           450,000                 5.12
  c/o Zhi-Yun Gao
  504 Lake Court
  Middle Island, N.Y. 11953

  Shenyang Tianfa Social Service Company          450,000                 5.12
  No. 37 Zhong Gong Bei Street
  Tiexi District
  Shenyang, People's Republic of China

  Anthony J. Consi (officer and director)         100,000 (5)             1.14
  52 Buttel Drive
  Clifton,  NJ 07013

  Stephen E. Roman, Jr. (officer and director)    208,153 (3)             2.37
  25 Hillside Road
  Shark River Hills, NJ 07753

  David Chow (director)                            15,000                  -
  4F No. 20, Lane 34
  Sec 2, Pa Te Road, Taipei, Taiwan

 Name and Address of Beneficial Owner         Amount and Nature of     Percent
                                              Beneficial Ownership     of Class



  Jennifer Lo (officer and director)              421,405 (1)           4.79
  258-01 Pembroke Ave.
  Great Neck, NY 11021

  Michael Hsu (director)                                0 (4)              0
  136-21 Roosevelt Ave
  Flushing, NY 11354

  Chin-Sung (Joe) Chen (director)                 420,000               4.78
  7th Floor
  No 571
  Ming Shui Road
  Taipei, Taiwan

  Robert Edwards (director)                       400,000 (2)           4.55 (2)
  47 Brun Road
  Ocean, NJ 07712

  Current Executive Officers
  and Directors as a Group                      1,564,558              17.80
  (6 persons)


Notes

(1) Includes 100,000 shares owned by Lyncroft Corp., a corporation of which Ms. Lo is the sole shareholder and 321,405 owned by Ms. Lo's son, J. Wu who lives with her. Excludes 150,000 shares which may be purchasable by Ms. Lo under a stock option plan. Such plan is subject to approval by the Company's stockholders.

(2) Excludes 200,000 shares held by Mr. Edwards' wife to which he disclaims beneficial ownership. Also excludes 400,000 shares which may be purchasable by Mr. Edwards under a stock option plan. Such plan is subject to approval by the Company's stockholders.

(3) Excludes 300,000 shares which may be purchasable by Mr. Roman under a stock option plan. Such plan is subject to approval by the Company's stockholders. Also excludes 100,000 shares issuable to Mr. Roman for reimbursement of expenses.

(4)  Excludes  150,000  shares which may be purchasable by Mr. Hsu under a stock
     option   plan.   Such  plan  is  subject  to  approval  by  the   Company's
     stockholders.

(5) Excludes 250,000 shares issuable to Mr. Consi for reimbursement of expenses.

     The Company is not aware of any arrangements which may result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

     Mr. Roman, formerly the Company's President, Secretary and Director and currently Vice President, CFO, Secretary and Director and Mr. Edwards, Chairman of the Board and Director, are the founders of Buy It Cheap.com, Inc., a corporation which merged into the Company in October 1999. Mr. Roman and Mr. Edwards received 100,000 and 150,000 shares, respectively, of the Company's stock in the merger for which they have paid a nominal price (see Item 1 - Description of Business) .


Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

          2.1 Agreement and Plan of Merger among Celcor, Inc., Northeast (USA) Corp., and the Stockholders of Northeast (USA) Corp.(5)

          3.1  Certificate of Incorporation,  as amended, of the Company (1) (2)
               (4)

          3.1 Amendments to the Certificate of Incorporation dated April, 1987 and October, 1996.

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


                                      Notes

          (1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 294663.

          (2) Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1986. ( File No. 000-13337).

          (3) Incorporated by reference to the Company's 1986 Proxy Statement dated November 7, 1986. (File No. 000-13337).

          (4) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 3312084.

          (5) Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1995. (File No. 000-13337)


(b) There were no reports on Form 8-K filed during the fiscal year ended June 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Buy It Cheap.com, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


By   /s/Stephen E. Roman, Jr
     Stephen E. Roman, Jr. - Principal Financial Officer

Title: Vice President, CFO and Director      Date: September 27, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By     /s/Robert Edwards
       Robert Edwards

Title: Director              Date: September 27, 2001


By     /s/Jennifer Lo
       Jennifer Lo

Title: Director              Date: September 27, 2001


By    /s/Michael Hsu
      Michael Hsu

Title: Director              Date: September 27, 2001


By     /s/Anthony J. Consi
      Anthony J. Consi, President and Director, Principal Executive Officer

Title: Director              Date: September 27, 2001

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)

                              Financial Statements

                             June 30, 2001 and 2000

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                        Index to the Financial Statements
                             June 30, 2001 and 2000




                                                                           Page


Independent Auditors' Report ..............................................F-1

Balance Sheets.............................................................F-2

Statements of Operations...................................................F-3

Statement of Stockholders' Equity..........................................F-4

Statements of Cash Flows...................................................F-5

Notes to Financial Statements.........................................F-6 - F-11

                          Independent Auditors' Report

To the Board of Directors of
Buy It Cheap.com, Inc.

We have audited the accompanying balance sheets of Buy It Cheap.com, Inc. (A Development Stage Company) as of June 30, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2001, the period July 19, 1999 (date of inception) to June 30, 2000 and the period July 19, 1999 (date of inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buy It Cheap.com, Inc. (A Development Stage Company) at June 30, 2001 and 2000, and the results of its operations and its cash flows for the year ended June 30, 2001, the period July 19, 1999 (date of inception) to June 30, 2000 and the period July 19, 1999 (date of inception) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred losses, has no current sources of revenue or funds and has a working capital deficit as of June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
July 30, 2001



                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                      June 30,

                                                                2001               2000

Current Assets
    Cash                                                      $ 12,452           $ 44,424
    Due from officers and directors                             28,790             28,790
    Other current assets                                         1,000              2,080
Total Current Assets                                            42,242             75,294
Property and equipment, net of accumulated
depreciation of $17,950 and                                     20,325             32,292
$5,983 as of June 30, 2001 and 2000, respectively
Investment in joint venture                                    620,535            620,535
Reserve against investment in joint venture                   (620,535)          (620,535)

         Total assets                                           62,567            107,586
                                                              =========          ========
         Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable and accrued expenses                     164,009            154,686
     Due to officers and directors                               5,559              5,559
     Convertible note payable                                   16,198                -
         Total Current Liabilities                             185,766            160,245

                                                                  -                16,198
     Convertible note payable

         Total Liabilities                                     185,766            176,443

Contingencies                                                    -                  -

Stockholders' Equity
     Preferred stock - $.001 par value,                             10                 10
         Authorized 2,000,000 shares
         Issued and Outstanding - 10,000 shares
     Common stock - $.001 par                                    8,790              8,740
         Authorized - 20,000,000 shares
         Issued 8,790,802 and outstanding 8,640,582 (2001)
         Issued 8,740,802 and outstanding 8,590,582 (2000)
     Paid in capital                                           767,540            742,590
     Treasury stock, 150,220 common shares at cost            (751,100)          (751,100)
     Retained deficit, accumulated during
        the development stage                                 (148,439)           (69,097)

         Total Stockholders' Equity                           (123,199)           (68,857)

         Total Liabilities and Stockholders' Equity           $ 62,567          $ 107,586


                     See notes to the financial statements.



                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                            Statements of Operations



                                                   Year Ended         Period From        Period From
                                                                      July 19,           July 19,
                                                                      1999 (Date         1999 (Date
                                                                          of                   of
                                                                      Inception) to      Inception) to
                                                 June 30, 2001        June 30, 2000      June 30, 2001

                                                $     -                $    -             $    -
Revenues

Direct Operating Costs                             (11,101)              (6,755)             (17,856)
General and Administrative Expenses                (68,241)             (62,342)            (130,583)
Net Loss                                        $  (79,342)            $ (69,097)         $ (148,439)
                                                ===========            ==========         ===========
Weighted average number of shares outstanding    8,786,150             5,924,717           7,541,385
                                                ===========            =========          ===========
                                                $    (0.01)            $   (0.01)         $    (0.02)
Loss Per Common Share

Loss Per Common Share - Assuming dilution       $    (0.01)            $   (0.01)         $    (0.02)
                                                ===========            ==========         ===========


                     See notes to the financial statements.



                                             Buy It Cheap.com, Inc.
                                          (A Development Stage Company)
                                        Statement of Stockholders' Equity
                                                  June 30, 2001


                             Preferred Stock        Common Stock        Paid in   Treasury Stock    Retained Deficit           Total
                                                                        Capital                     Accumulated During
                                                                                                    the Development Stage
------------------------------------------------------------------------------------------------------------------------------------
                             Shares     Amount     Shares    Amount               Shares   Amount

Balance at July 19, 1999
(date of inception)             -       $ -          -           -       $   -       -     $ -         $                   $

Issuance of stock in
exchange for software           -         -        210,000      210       14,790     -       -             -                 15,000


Issuance of stock for cash      -         -      1,190,000    1,190       83,810     -       -             -                 85,000


Acquisition of Northeast
  (USA) Corp.                10,000      10      7,158,407    7,158      552,975 (150,220)  (751,100)      -               (190,957)

Issuance of stock for release
   of accounts payable          -         -         32,395       32       16,165     -       -             -                 16,197

Issuance of stock pursuant
to private placement Offering   -         -        150,000      150       74,850     -       -             -                 75,000

Net loss for the Period
July 19, 1999 (date
of inception)
to June 30, 2000                -         -            -         -           -       -       -            (69,097)          (69,097)

Balance at June 30, 2000    10,000      $10      8,740,802    8,740    $ 742,590 (150,220)  (751,100)   $ (69,097)        $ (68,857)

Issuance of Stock for Cash      -         -         50,000       50       24,950     -       -             -                 25,000

Net loss for the Year
  Ended June 30, 2001           -         -            -         -           -       -            -       (79,342)          (79,342)

Balance at June 30, 2001    10,000      $10      8,790,802    8,790    $ 767,540 (150,220)  (751,100)  $ (148,439)       $ (123,199)
                            ======      ===      =========    =====    ========= =========  =========  ===========       ===========

                                         See notes to the financial statements.




                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                   Year Ended        Period From        Period From
                                                                                 June 30, 2001      July 19, 1999      July 19, 1999
                                                                                                      (date of           (date of
                                                                                                    inception) to      inception) to
                                                                                                    June 30, 2000      June 30, 2001


Cash Flows From Operating Activities
    Net Loss                                                                    $ (79,342)          $ (69,097)         $ (148,439)
           Adjustments to Reconcile Net Loss to Net Cash used by
             Operating Activities
             Depreciation and amortization                                         11,967               5,983              17,950
           Changes in Assets and Liabilities
             Decrease (Increase) in other current assets                            1,080              (2,080)             (1,000)
             Decrease in accounts payable and accrued expenses                      9,323                (244)              9,079
                                                                                  -------            --------             -------
                                                                                  (56,972)            (65,438)           (122,410)
               Net Cash Used by Operating Activities

Cash Flows From Investing Activities
           Purchases of property and equipment                                       -                (23,275)            (23,275)
           (Increase) in due from officers/directors                                 -                (28,790)            (28,790)
           Cash acquired                                                             -                  1,927               1,927

               Net Cash Provided by Investing Activities                             -                (50,138)            (50,138)

Cash Flows From Financing Activities
           Proceeds from sale of common stock                                      25,000             160,000             185,000
                                                                                   25,000             160,000             185,000
               Net Cash Provided by Financing Activities                          (31,972)             44,424              12,452
Net (Decrease) Increase in Cash
Cash at beginning of period                                                        44,424                -                    -
Cash at end of period                                                           $  12,452            $ 44,424            $ 12,452
                                                                                =========            ========            ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Liabilities assumed in the acquisition of Northeast
  (USA) Corp. for common stock                                                  $ (190,957)        $ (190,957)
Accounts payable satisfied by issuance of common
  stock and convertible note payable                                                32,395             32,395
Software costs financed by issuance of common stock                                 15,000             15,000
                                                                                $ (143,562)        $ (143,562)
                                                                                ===========        ===========

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

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses, has no current source of revenues or funds and has a working capital deficit as of June 30, 2001. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise additional capital in the future; however there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Advertising Costs
     Advertising costs are charged to operations when incurred. Advertising costs charged to expense were $2,231 for the year ended June 30, 2001, $2,625, for the period July 19, 1999 (date of inception) to June 30, 2000 and $4,856 for the period July 19, 1999 (date of inception) to June 30, 2001.

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

PROPERTY AND EQUIPMENT

     Property  and  equipment  at  cost,  less   accumulated   depreciation  and
     amortization, consists of the following:

                                                                June 30,
                                                         2001              2000

Equipment                                             $ 5,935           $ 5,935
Software                                               32,340            32,340
      Subtotal                                         38,275            38,275
Less accumulated depreciation and amortization         17,950             5,983
                                                     --------          --------
               Total                                 $ 20,325          $ 32,292
                                                     ========          ========


Depreciation expense charged to operations was $11,967 for the year ended June 30, 2001, $5,983 for the period July 19, 1999 (date of inception) to June 30,
2000 and $17,950 for the period July 19, 1999 (date of inception) to June 30, 2001.

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


OPERATING LEASE COMMITMENTS

     The Company leases office space on a month to month basis. Rent expense was $450 for the year ended June 30, 2001, $0 for the period July 19, 1999 (date of inception) to June 30, 2000, and $450 for the period July 19, 1999 (date of inception) to June 30, 2001.


INCOME TAXES

The Company's deferred tax asset is comprised of the following temporary differences:

                                                                June 30,
                                                         2001              2000

Net operating losses                                $  572,117        $  480,073
Differences between basis of
 reporting for book and tax                            620,500           620,500
                Total                             $  1,192,617      $  1,100,573

 The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows:
                                                               June 30,
                                                         2001              2000
 Tax (benefit) at the U.S. Federal Statutory rate        (34%)             (34%)
 Valuation allowance - change                             34%               34%
 State income tax - net of federal tax benefit             -                 -
 Provision for income taxes                                -                 -


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

                            [Continued on next page]

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

INCOME TAXES - Continued

Those amounts have been presented in the Company's financial statements as follows:

                                                                            June 30,
                                                                     2001               2000

Deferred tax asset, noncurrent                                   $ 179,000      $     168,000
Total valuation allowance recognized for deferred tax assets      (179,000)          (168,000)
Net deferred tax assets                                          $    -         $        -


The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:
                                                   FEDERAL              STATE
Available Through
       2004                                        $  -             $  191,664
       2005                                           -                181,950
       2006                                           -                 50,064
       2007                                           -                 69,097
       2008                                           -                 69,342
       2017                                        191,664                -
       2018                                        181,950                -
       2019                                         50,064                -
       2020                                         69,097                -
       2021                                         79,342                -
                                                $  572,117          $  562,117
                                                ==========          ==========

LOSS PER SHARE

     In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", basic earnings per share amounts are computed based on the weighted average number of shares outstanding. The number of shares used in the computations were 8,786,150 for the year ended June 30, 2001, 5,924,717 for the period from July 19, 1999 (date of inception) to June 30, 2000, and 7,541,385 for the period from July 19, 1999 (date of inception) to June 30, 2001.

     The effects of assuming the conversion of the Series C convertible preferred stock as a common stock equivalent would be antidilutive, and were therefore not considered in the computation of diluted earnings per share.


                            [Continued on next page]

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

 LOSS PER SHARE - Continued

     The following is a reconciliation of net loss to net loss per share - basic and diluted.


                                                              For the Year       For the Period       For the Period
                                                              Ended June 30,      July 19, 1999        July 19, 1999
                                                                  2001              (date of             (date of
                                                                                  inception) to        inception) to
                                                                                  June 30, 2000        June 30, 2001

 Net Loss                                                   $  (79,342)         $   (69,097)           $ (148,439)
 Less: Dividends on Preferred Stock net of tax benefit          (2,040)              (2,040)               (4,080)
 Loss Applicable to common shareholders - basic                (81,382)             (71,137)             (152,519)
 Loss Applicable to Common Shareholders - Assuming          $  (81,382)         $   (71,137)             (152,519)
 dilution
 Weighted Average Shares Outstanding                         8,786,150            5,924,717             7,541,385
                                                             =========            =========             ==========


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

     PREFERRED STOCK

          In May 1994, Northeast (USA) Corp. sold 275,000 shares of its newly designated Series C convertible stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $30,000 (representing 10,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8% per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever

                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

          been  paid.   Some  former   preferred   shareholders   (prior  to  or
          simultaneous with their conversion) have accepted shares of the Company's common stock in lieu of cash dividends. Those that did not accept shares of common stock for dividends and those that did not convert their preferred shares are owed a total of $106,390 of dividend arrearages at June 30, 2001.

    CONVERTIBLE NOTE PAYABLE

          During the period ended June 30, 2000 the Company entered into an agreement with one of its creditors whereby the amount of the creditor's claim ($32,395) was settled through the issuance of 32,395 of the Company's common shares and a convertible note for $16,198. The note is non-interest bearing and is due on December 31, 2001. The note may be converted at the creditor's option, into 32,395 shares of the Company's common stock prior to that date.

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