Form 10QSB
period 2001-09-30
BUY IT CHEAP COM INC /DE
filed 2001-11-13
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

X QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 2001
                                         ------------------

     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
---

     For the transition period from __________ to _____________

     Commission file number      000-13337
                                 ---------

                             Buy It Cheap.com, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                           22-2497491
   ----------------------------------                       -----------------
    (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                          Identification No.)

                     1800 Bloomsbury Avenue, Ocean, NJ 07712
                     ---------------------------------------
                    (Address of principal executive offices)


                                  732-922-3355
                           (Issuer's telephone number)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,190,802 shares of Common Stock, $.001 par value per share, at October 25, 2001.

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements of Buy It Cheap.com, Inc. (unaudited)


          Balance Sheet as of September 30, 2001 and June 30, 2001.

          Statements of Loss for the three month periods ended September 30, 2001 and September 30, 2000 and the period July 19, 1999 to September 30, 2001.

          Statements of Cash Flows for the three months ended September 30, 2001 and for the period July 19, 1999 to September 30, 2001.

          Notes to Financial Statements

                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)
                                                              As of
                                           September 30, 2001      June 30, 2001
                Assets
Current assets:
    Cash                                     $     29,649             $  12,452
    Due from officers and directors                  -                   28,790
    Other current assets                            1,000                 1,000

                                                ----------             ---------
          Total current assets                     30,649                42,242

                                                ----------              --------
Investment in and net advances to joint venture   620,535               620,535
Reserve against investment in and net
        advances to joint venture                (620,535)             (620,535)
Property and equipment, net of depreciation        17,334                20,325
                                                ----------             ---------
     Total assets                            $     47,983             $  62,567
                                                ==========             =========

                     Liabilities and Equity
Current liabilities:
   Accounts payable                          $    148,284            $  164,009
   Due to officers and directors                    5,559                 5,559
   Convertible note payable                        16,198                16,198

                                                ----------             ---------
     Total current liabilities                    170,041               185,766
                                                ----------             ---------
Total liabilities                                 170,041               185,766
                                                ----------             ---------
Stockholders' equity:
   Preferred stock - Series C, $.001 par
        Authorized - 2,000,000 shares
        Issued and outstanding - 10,000 shares         10                    10
   Common stock - $.001 par
       Authorized - 20,000,000 shares
       Issued and outstanding - 8,790,802 shares
          and 9,190,802 shares respectively          9,191                8,791
   Paid in capital                                 787,140              767,540
   Treasury stock                                 (751,100)            (751,100)
   Deficit  accumulated during
       the development stage                      (167,299)            (148,439)
                                                 ----------           ----------
     Total stockholders' equity                   (122,058)            (123,199)
                                                 ----------            ---------
           Total Liabilities and Equity     $       47,983            $  62,567
                                                 ==========            =========

                      See Notes to the Financial Statements

                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                               Statements of Loss
                                   (Unaudited)

                                                                   Cumulative
                                                              from July 19, 1999
                                 For the three months ended             to
                                        September 30,              September 30,
                                2001               2000            2001

Revenues                      $   -           $     -             $   -
                              ----------        ----------           --------

Direct operating costs          1,610                845              19,466
General and administrative
  expenses (1)                 17,247             16,243             147,830
                             ----------         ----------           --------
Total expenses                 18,857             17,088             167,296
                             ----------         ----------           --------
           Net loss          $(18,857)        $  (17,088)          $(167,296)
                             =========         ===========         ==========

Net loss per share           $    -           $    -
                             =========         ===========




                        See Notes to Financial Statements

                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    Cumulative
                                                                                    from July 19,
                                               For the three months ended              1999 to
                                                     September 30,                  September 30
                                                  2001              2000                2001

Cash flows from operating activities:-
   Net loss                                  $  (18,857)        $ (17,088)         $  (167,296)
   Adjustments to reconcile net
    loss to net cash used
    by operating activities:
      Depreciation and amortization               2,992             2,992               20,942
  Changes in assets and liabilities
              Other current assets                   -                 -                (1,000)
      Accounts payable                          (15,728)            5,636               (6,649)
                                              ----------       ------------          -----------
      Net cash used by operating activities     (31,593)           (8,460)            (154,003)
                                              ----------       ------------          -----------
Cash flows from investing activities
       Purchase of property and equipment            -                                 (23,275)
       Decrease in due from officers/directors   28,790                -                   -
       Cash acquired                                                   -                 1,927
                                              ----------       ------------          -----------
                                                 28,790                                 (21,348)
                                              ----------       ------------          -----------
Cash flows from financing activities:
   Sale of Common stock                          20,000            25,000               205,000
   Advances made in conjunction with acquisition     -                 -                     -
                                              ----------       ------------           -----------
                                                 20,000            25,000               205,000
                                              ----------       ------------           -----------
Net increase (decrease) in cash                  17,197            16,540                29,649
Cash at beginning of period                      12,452            44,424                    -
                                              ----------       ------------           -----------
Cash at end of period                        $   29,649        $   60,964             $  29,649
                                              ==========       ============           ===========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Liabilities assumed in the acquisition of Northeast (USA) Corp. for common stock            $ (190,957)
Accounts payable satisfied by issuance of common stock and convertible note payable             52,395
Software costs financed by issuance of common stock                                             15,000
                                                                                              ---------
                                                                                            $ (123,562)
                                                                                              =========


                        See Notes to Financial Statements


                             Buy It Cheap.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

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


Summary of Significant Accounting Policies

Basis of Presentation
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has no current source of revenues or funds and has a working capital deficit as of September 30, 2001. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise capital in the future; however, there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                                   (Unaudited)

operations and operations effectively ceased in 1997 due to lack of funding. The Company has communicated with NEGPF that it no longer has any interest in the joint venture. As such the Company has reserved $620,535 against the investment in and net advances to the joint venture.

Net Loss Per Common Share
The weighted average number of common shares outstanding used in computing net loss per common share was 8,990,395 and 8,773,947 for the three month periods September 30, 2001 and 2000 respectively. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock (see Note on Preferred Stock), since the effect would be anti-dilutive.

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes. As of the last fiscal year ended June 30, 2001, the Company had a net operating loss carryforward of $572,117 that expires in years through 2021.

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


Preferred Stock

In May 1994, the Company sold 275,000 shares of its newly designated Series C convertible preferred stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $10,000 (representing 30,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8 % per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's stock in lieu of cash dividends. Those that did not accept shares of stock for dividends and those that did not covert their preferred shares are owed a total of $106,990 of dividend arrearages at September 30, 2001.


Convertible Note Payable

During the year ended June 30, 2000 the Company entered into an agreement with one of its creditors whereby the amount of the creditor's claim ($32,395) was

                                   (Unaudited)


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

Item 2.   Management's Discussion and Analysis or Plan of Operation

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

Financial and Operating Plan for the Next 12 Months

     The Company plans to operate over the next 12 months with little overhead. It is currently upgrading its website and is planning for limited promotional activities to commence during the December 2001 quarter (in time for the holiday season). Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be few, if any paid employees or rental expense (such being provided by certain officers and directors without charge). The sales transactions, for the most part, will be handled automatically over the Internet requiring little labor or office space requirements. The Company believes it can become a viable business within 12 months (subject to the outcome of previously described legal proceedings) if it is able to raise additional capital. The objective of the Company will be to establish the viability necessary to attract substantial new investment capital to expand its business.

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

                           PART II - OTHER INFORMATION



     Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

                      None

     (b) Current Reports on Form 8-K filed during the quarter ended September 30, 2001

                     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 BUY IT CHEAP.COM, INC.

                                                /s/Stephen E. Roman, Jr.
                                                ------------------------
Date: November 13, 2001                                Signature
                                                 Stephen E. Roman, Jr.
                                                Vice President and Principal
                                                    Accounting Officer