Form 10QSB
period 2001-12-31
BUY IT CHEAP COM INC /DE
filed 2002-01-31
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

X QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      December 31, 2001
                                    -------------------------------------------

---  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to _____________

     Commission file number      000-13337
                            -----------------------

                      Buy It Cheap.com, Inc.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                         22-2497491
------------------------------------------             -----------------
 (State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                         Identification No.)

                     1800 Bloomsbury Avenue, Ocean, NJ 07712
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  732-922-3355
                           (Issuer's telephone number)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,190,802 shares of Common Stock, $.001 par value per share, at January 21, 2002.

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements of Buy It Cheap.com, Inc. (Unaudited)


          Balance Sheets as of December 31, 2001 and June 30, 2001.

          Statements of Loss for the three and six month periods ended December 31, 2001 and December 31, 2000 and the period July 19, 1999 to December 31, 2001.

          Statements of Cash Flows for the six months ended December 31, 2001 and for the period July 19, 1999 to December 31, 2001.

          Notes to Financial Statements.

                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                                           As of
                                                                         December 31, 2001        June 30, 2001
                           Assets
Current assets:
    Cash                                                                    $   16,606                $ 12,452
    Due from officers and directors                                               -                     28,790
    Other current assets                                                         1,000                   1,000
                                                                                ----------            -----------
                Total current assets                                            17,606                  42,242
                                                                                ----------            -----------
Investment in and net advances to joint venture                                620,535                 620,535
Reserve against investment in and net advances to joint venture               (620,535)               (620,535)
Property and equipment, net of depreciation                                     14,342                  20,325
                                                                                ----------            -----------
     Total assets                                                              $  31,948              $ 62,567
                                                                                ==========            ===========
                     Liabilities and Equity
Current liabilities:
   Accounts payable                                                            $ 144,922              $164,009
   Due to officers and directors                                                   5,559                 5,559
   Convertible note payable                                                       16,198                16,198

                                                                                ----------            ---------
     Total current liabilities                                                   166,679               185,766

                                                                                -----------            ----------
Total liabilities                                                                166,679               185,766

                                                                                -----------            ----------
Stockholders' equity:
   Preferred stock - Series C, $.001 par
        Authorized - 2,000,000 shares
        Issued and outstanding - 10,000 shares                                       10                     10
   Common stock - $.001 par
       Authorized - 20,000,000 shares
       Issued and outstanding - 8,790,802 shares
          and 9,190,802 shares respectively                                        9,191                  8,791
   Paid in capital                                                               787,140                767,540
   Treasury stock                                                               (751,100)              (751,100)
   Deficit  accumulated during
        the development stage                                                   (179,972)              (148,439)

                                                                                ------------           ----------
     Total stockholders' equity                                                 (134,731)              (123,199)

                                                                                ------------           -----------
           Total Liabilities and Equity                                       $    31,948              $  62,567
                                                                                ============           ===========

                      See Notes to the Financial Statements

                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                               Statements of Loss
                                  (Unaudited)

                                                                                                           Cumulative
                                                                                                          for the period
                                           For the three months ended  For the six months ended            July 19, 1999
                                                  December 31,                 December  31,                     to
                                             2001               2000     2001             2000            Mar. 31, 2001

Sales Revenues                             $    -           $    -       $     -       $     -          $      -
                                           ----------        ---------   ---------      ----------        ---------

Direct operating costs                          675             3,175         2,285        4,020            20,141
General and administrative expenses          11,998            11,606        29,245       27,939           159,828
                                           ----------        ----------   ----------    ----------
           Total expenses                    12,673            14,871        31,530       31,959           179,969
                                           ----------        ----------   ----------    ----------
           Net loss                       $ (12,673)        $ (14,871)   $  (31,530)     (31,959)         (179,969)
                                          ===========       ===========  ===========    ==========        ==========

Net loss per share                        $    -            $    -       $    -         $   -
                                          ===========       ===========  ===========    ==========

                       See Notes to Financial Statements

                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                    from July 19,
                                                              For the six months ended                 1999 to
                                                                      December 31,                  December 31
                                                              2001                2000                  2001
Cash flows from operating activities:-
   Net loss                                              $ (31,530)           $  (31,959)           $ (179,679)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                          5,982                 5,983                26,924
  Changes in assets and liabilities
       Other current assets                                    -                  (1,080)               (1,000)
       Accounts payable                                    (19,088)                1,205               (13,291)
                                                          ------------          ------------          ----------
       Net cash used by operating activities               (44,636)              (23,691)             (167,046)
                                                          ------------          ------------          ----------
Cash flows from investing activities
       Purchase of property and equipment                      -                    -                  (23,275)
       Decrease in due from officers/directors              28,790                  -                      -
       Cash acquired                                           -                                         1,927
                                                          ------------          ------------          -----------
                                                            28,790                                     (21,348)
                                                          ------------          ------------          -----------
Cash flows from financing activities:
   Sale of Common stock                                     20,000               25,000                 205,000
   Advances made in conjunction with acquisition               -                    -                     -
                                                          ------------          -----------           -----------
                                                            20,000               25,000                 205,000
                                                          ------------          -----------           -----------
Net increase (decrease) in cash                              4,154                1,309                  16,606
Cash at beginning of period                                 12,452               44,424                   -
                                                          ------------          ------------          -----------
Cash at end of period                                   $   16,606            $  45,733               $   6,606
                                                          ============          ============          ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Liabilities assumed in the acquisition of Northeast (USA) Corp. for common stock         $ (190,957)
Accounts payable satisfied by issuance of common stock and convertible note payable          52,395
Software costs financed by issuance of common stock                                          15,000
                                                                                         -----------
                                                                                         $ (123,562)
                                                                                         ===========


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


Summary of Significant Accounting Policies

Basis of Presentation
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has no current source of revenues or funds and has a working capital deficit as of December 31, 2001. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise capital in the future; however, there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                                   (Unaudited)

Net Loss Per Common Share
The weighted average number of common shares outstanding used in computing net loss per common share was 9,190,395 and 8,790,395 for the three month periods December 31, 2001 and 2000 and 9,090,395 and 8,781,974 shares for the six month periods ended December 31, 2001 and 2000 respectively. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock (see Note on Preferred Stock), since the effect would be anti-dilutive.

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


Preferred Stock

In May 1994, the Company sold 275,000 shares of its newly designated Series C convertible preferred stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $10,000 (representing 30,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8 % per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's stock in lieu of cash dividends. Those that did not accept shares of stock for dividends and those that did not convert their preferred shares are owed a total of $107,590 of dividend arrearages at December 31, 2001.


Convertible Note Payable

During the year ended June 30, 2000 the Company entered into an agreement with one of its creditors whereby the amount of the creditor's claim ($32,395) was settled through the issuance of 32,395 of the Company's common shares and a non-interest bearing convertible note for $16,198. The note was due on December 31, 2001 and was convertible into 32,395 shares of the Company's common stock prior to that date. The creditor has notified the Company that it does not intend to exercise its conversion

                                   (Unaudited)


privilege and has demanded payment on the note. The Company is currently seeking to restructure the note but does not know if it will be successful in doing so.


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

Financial and Operating Plan for the Next 12 Months

     The Company plans to operate over the next 12 months with little overhead. It is currently upgrading its website and is planning for limited promotional activities to commence during the March 2002 quarter. Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be few, if any paid employees or rental expense (such being provided by certain officers and directors without charge). The sales transactions, for the most part, will be handled automatically over the Internet requiring little labor or office space requirements. The Company believes it can become a viable business within 12 months (subject to the outcome of previously described legal proceedings) if it is able to raise additional capital. The objective of the Company will be to establish the viability necessary to attract substantial new investment capital to expand its business.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

                      None

         (b) Current Reports on Form 8-K filed during the quarter ended December 30, 2001

                     None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BUY IT CHEAP.COM, INC.


                                                ------------------------
 Date: January 31, 2002                              Signature
                                                  Stephen E. Roman, Jr.
                                                Vice President and Principal
                                                    Accounting Officer