Form 10QSB
period 2002-03-31
BUY IT CHEAP COM INC /DE
filed 2002-05-16
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

X QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      March 31, 2002

           TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
      -----

      For the transition period from __________ to _____________

      Commission file number      000-13337

                      Buy It Cheap.com, Inc.
________________________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                           22-2497491
  --------------------------------------                     -----------------
        (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                       Identification No.)

                     1800 Bloomsbury Avenue, Ocean, NJ 07712
________________________________________________________________________________
                    (Address of principal executive offices)


                                  732-922-3355
________________________________________________________________________________
                           (Issuer's telephone number)

               __________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days    Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,190,802 shares of Common Stock, $.001 par value per share, at April 16, 2002.

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements of Buy It Cheap.com, Inc. (Unaudited)


     Balance Sheets as of March 31, 2002 and June 30, 2001.

     Statements of Loss for the three and nine month periods ended March 31, 2002 and March 31, 2001 and the period July 19, 1999 to March 31, 2002.

     Statements of Cash Flows for the nine months ended March 31, 2002 and for the period July 19, 1999 to March 31, 2002.

     Notes to Financial Statements.

                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)
                                                               As of
                                                   March 31, 2002   June 30, 2001
        Assets
Current assets:
    Cash                                         $     11,271                $  12,452
    Due from officers and directors                      -                      28,790
    Other current assets                                1,000                    1,000

                                                     ----------              -----------
         Total current assets                          12,271                   42,242

Investment in and net advances to joint venture       620,535                  620,535
Reserve against investment in and net
        advances to joint venture                    (620,535)                (620,535)
Property and equipment, net of depreciation            11,350                   20,325
                                                    -----------              -----------
     Total assets                                   $  23,621                $  62,567
                                                    =========                =========
            Liabilities and Equity
Current liabilities:
   Accounts payable                                 $ 146,943                $ 164,009
   Due to officers and directors                        5,559                    5,559
   Convertible note payable                            16,198                   16,198

                                                    ----------                ---------
     Total current liabilities                        168,700                  185,766

                                                    -----------               ----------
Total liabilities                                     168,700                  185,766

                                                    -----------               ----------
Stockholders' equity:
   Preferred stock - Series C, $.001 par
        Authorized - 2,000,000 shares
        Issued and outstanding - 10,000 shares             10                       10
   Common stock - $.001 par
       Authorized - 20,000,000 shares
       Issued and outstanding - 8,790,802 shares
          and 9,190,802 shares respectively             9,191                    8,791
   Paid in capital                                    787,140                  767,540
   Treasury stock                                    (751,100)                (751,100)
   Deficit  accumulated during
        the development stage                        (190,320)                (148,439)
                                                   ------------               ---------
     Total stockholders' equity                      (145,079)                (123,199)
                                                   ------------             -------------
           Total Liabilities and Equity            $   23,621               $   62,567
                                                   ============             =============

                      See Notes to the Financial Statements


                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                               Statements of Loss
                                   (Unaudited)

                                                                                          Cumulative
                                                                                        for the period
                            For the three months ended    For the nine months ended      July 19, 1999
                                    March  31,                  March 31,                      to
                            2002                2001       2002       2001               Mar. 31, 2002

Sales Revenues            $  -                 $  -        $  -     $    -                $     -
                          -------              -------     -----    --------              ------------
Direct operating costs      450                5,456       2,735      9,056                    20,591
General and administrative
expenses                  9,898               12,066      39,143     40,427                   169,726
                         --------             ---------   --------  ---------              -----------
      Total expenses     10,348               17,522      41,878     49,483                   190,317
                         --------             ---------   --------  ---------              -----------

      Net loss        $ (10,348)          $  (17,522)   $(41,878)   (49,483)                 (190,317)
                      ==========           ===========   =========   =========              ===========

Net loss per share    $   -               $    -        $    -      $   -
                       ========--          ===========   =========   =========


                        See Notes to Financial Statements


                             BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                Cumulative
                                                                                                from July 19,
                                                     For the nine months ended                     1999 to
                                                          March 31,                               March  31
                                                     2002                 2001                      2002

Cash flows from operating activities:-
   Net loss                                      $  (41,878)           $  (49,483)              $  (190,317)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
      Depreciation and amortization                   8,975                 8,975                    29,916
  Changes in assets and liabilities
       Other current assets                             -                   1,080                    (1,000)
       Accounts payable                             (17,068)               (5,591)                  (10,980)
                                                  ------------          ------------              -----------
       Net cash used by operating activities        (49,971)              (45,019)                 (172,381)
                                                  ------------          ------------              -----------
Cash flows from investing activities
       Purchase of property and equipment              -                      -                     (23,275)
       Decrease in due from officers/directors        28,790                  -                         -
       Cash acquired                                                          -                       1,927
                                                  ------------          ------------              ------------
                                                      28,790                  -                     (21,348)
                                                  ------------          ------------              ------------
Cash flows from financing activities:
   Sale of Common stock                               20,000                25,000                   205,000
   Advances made in conjunction with acquisition         -                    -                         -
                                                  ------------           -----------               -----------
                                                      20,000                25,000                   205,000
                                                  ------------           ------------              -----------
Net increase (decrease) in cash                       (1,181)              (20,019)                   11,271
Cash at beginning of period                           12,452                44,424                        -
                                                  ------------           ------------              ------------
Cash at end of period                            $    11,271            $   24,405              $      1,271
                                                 =============           ============             =============


        SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       Liabilities assumed in the acquisition of Northeast (USA) Corp. for common stock            $ (190,957)
       Accounts payable satisfied by issuance of common stock and convertible note payable             52,395
       Software costs financed by issuance of common stock                                             15,000
                                                                                                    ---------
                                                                                                   $ (123,562)
                                                                                                    ==========

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


Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has no current source of revenues or funds and has a working capital deficit as of March 31, 2002. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise capital in the future; however, there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                                   (Unaudited)

Net Loss Per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share was 9,190,395 and 8,790,395 for the three month periods March 31, 2002 and 2001 and 9,123,242 and 8,784,740 shares for the nine month periods ended March 31, 2002 and 2001 respectively. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock (see Note on Preferred Stock), since the effect would be anti-dilutive.

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


Preferred Stock

In May 1994, the Company sold 275,000 shares of its newly designated Series C convertible preferred stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $10,000 (representing 30,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8 % per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's stock in lieu of cash dividends. Those that did not accept shares of stock for dividends and those that did not convert their preferred shares are owed a total of $108,190 of dividend arrearages at March 31, 2002.


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

Financial and Operating Plan for the Next 12 Months

     The Company plans to operate over the next 12 months with little overhead. It is currently upgrading its website and is planning for limited promotional activities to commence during the next 12 months. Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be few, if any paid employees or rental expense (such being provided by certain officers and directors without charge). The sales transactions, for the most part, will be handled automatically over the Internet requiring little labor or office space requirements. The Company believes it can become a viable business within 12 months (subject to the outcome of previously described legal proceedings) if it is able to raise additional capital. The objective of the Company will be to establish the viability necessary to attract substantial new investment capital to expand its business.

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

                           PART II - OTHER INFORMATION



     Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

               None.

     (b)  Current  Reports on Form 8-K filed during the quarter  ended March 31,
          2002

               None.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BUY IT CHEAP.COM, INC.





                                                    ------------------------
Date: May  __, 2002                                       Signature
                                                      Stephen E. Roman, Jr.
                                                   Vice President and Principal
                                                       Accounting Officer