Form 10KSB
period 2002-06-30
BUY IT CHEAP COM INC /DE
filed 2002-09-27
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, DC 20549

				 FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended  June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ____________  to _____________

		     Commission file number       000-13337

			    Buy It Cheap.com, Inc.
		  _____________________________________________
		 (Name of Small Business Issuer in Its Charter)

     Delaware                                           22-2497491
 __________________________________________________________________________
 (State or Other Jurisdiction of                     (IRS Employer
  Incorporation or Organization)                      Identification No.)

     1800 Bloomsbury Ave., Ocean, N.J.                    07712
  _______________________________________              ___________
  (Address of Principal Executive Offices)              (Zip Code)

				  732-922-3609
		  ______________________________________________
		 (Issuer's Telephone Number, Including Area Code)

	Securities registered under Section 12(b) of the Exchange Act:

					Name Of Each Exchange
	       Title of Each Class      On Which Registered
	       ___________________      _____________________
		    None


	 Securities registered under Section 12(g) of the Exchange Act:

		   Common Stock;  $.001 par value per share
		   ________________________________________
			      (Title of Class)

		   ________________________________________
			      (Title of Class)

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

     State issuer's revenues for its most recent fiscal year.   $0
							      ______

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

     As of August 28, 2001, the aggregate market value of the Registrant's Common Stock (based on the closing bid price for the Common Stock as reported by the National Quotation Bureau on such date held by non-affiliates of the Registrant) was approximately $400,000. For the purposes of this report, it has been assumed that all directors and officers of the Registrant are affiliates of the Registrant. However, the statements made herein shall not be construed as an admission for the purpose of determining the affiliate status of any person. As of August 28, 2002, the Registrant had 9,040,582 shares of Common Stock issued and outstanding.

     Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


		   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,040,582 shares of Common Stock, par value $.001 per share, at August 28, 2002.

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


Current operating plan

Internet Retailing - Buyitcheap.com

     The Company intends to operate a virtual store under the web address of "Buyitcheap.com" and will offer for sale various types of branded merchandise over the Internet. While the website has been partially functional, the Company has not yet promoted it and sales thus far have been negligible. Initial merchandise lines will consist of specially priced items in consumer electronics, luggage and giftware. The Company does not intend to inventory any merchandise, however it may do so in the future. The Company will post merchandise from various vendors on its website, takes orders and collect the funds. The order is routed to the applicable vendor for shipment to the customer. Upon shipment, the Company remits its cost of the item to the vendor. In keeping with the Company's website name, the theme of its merchandise offerings will be to offer merchandise at the lowest possible price. The Company plans to keep overhead low and will seek additional funding to expand the business. The rate at which the Company can secure additional financing will be a determing factor in how fast the Company will grow.

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

Employees

     The Company currently has no paid employees. Certain officers and directors of the Company have agreed to temporarily work without pay but have been reimbursed for some out-of-pocket expenditures.




Item 2. Description of Property

     The Company leases office space in Clifton, N.J.and maintains its principal office at 1800 Bloomsbury Ave., Ocean, N.J. 07712 at no cost to the Company. As the business expands, the Company will need to procure additional space.


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

     Details of these suits are as follows: Supreme Court of the State of New York, County of Queens, filed July 15, 1997, plaintiff Laffon Design-Kree Plast S.P.A., defendant Northeast (USA) Corp. (judgement entered); Supreme Court of the State of New York, County of Queens, filed March 5, 1997, plaintiff R. P. Scherer Corporation, defendant Northeast (USA) Corp.(pending).

     If the Company is unable to resolve these claims, it may be unable to proceed with its business plans.


Item 4. Submission of Matters to a Vote of Security Holders

     None during the Company's fiscal year ended June 30, 2002.




				PART II


Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the OTC Bulletin Board, symbol
BYCC.

     The following table shows the range of high and low bid or last trade quotations for the Company's Common Stock as reported to the Company by Pink Sheets LLC's "OTC Market Report." No review of the daily quotations as provided by the OTC Bulletin Board has been undertaken by the Company. The quotations reflect prices between dealers, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions or be indicative of prices at which the Company's Common Stock was traded.


Fiscal year       Fiscal quarter ended    Low bid      High bid
___________________________________________________________________
2001              September 30, 2000       $ .625      $  1.00
		  December 31, 2000          .1563         .75
		  March 31, 2001             .1563         .1875
		  June 30, 2001              .10           .1563

2002              September 30, 2001         .10           .10
		  December 31, 2001          .10           .11
		  March 31, 2002             .06           .11
		  June 30, 2002              .06           .06


     The number of record holders of the Company's Common Stock as of August 31, 2002 was approximately 400, however, the Company believes that there are substantially more beneficial owners of the Common Stock.


Dividend policy

     The Company has never paid any dividends on its common stock. The Company anticipates that in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will ever be paid on its common stock.


Item 6. Management's Discussion and Analysis or Plan of Operation

     The Company entered the Internet retailing business through the formation an entity separate from the Company by two of its directors. The new entity was able to raise limited start-up capital for an Internet retailing business. The new entity then merged with the Company. For accounting purposes, the combination of the two companies was treated as an acquistion of the Company by this new entity. Subsequent to the completion of this acquisition the Company changed its name to Buy It Cheap.com, Inc. and commenced an Internet retailing operation under the website "Buyitcheap.com." The Company must still arrange settlement of its liabilities and raise substantial new investment capital in order to develop this business.

Financial and operating plan for the next 12 months

     The Company plans to operate over the next 12 months with little overhead. The Company plans to consume operating cash only to the extent that it has available cash on hand, or that it has investor comittments for. This may limit the rate at which the Company will grow. Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be no paid employees or any significant fixed overhead. The sales transactions, for the most part, will be handled automatically over the Internet requiring little labor or office space requirements. The Company currently plans to be fully operational for the 2002 holiday season and believes it can become a viable business by the end of calendar year 2002 (subject to the outcome of previously described legal proceedings) if it is able to raise additional capital. The objective of the Company will be to establish the viability necessary to attract substantial new investment capital to expand its business in the future.


Item 7. Financial Statements

     The financial statements of the Company, the notes thereto, and the Report of the Independent Auditors thereon required by this Item 7 appear in this report on the pages indicated in the following index.

								Page

	Independent Auditors' Report                            F-1
	Balance Sheet at June 30, 2002 and 2001                 F-2
	Statement of Income for the fiscal year ended
	 June 30, 2002 and 2001 and the period
	 July 19, 1999 to June 30, 2002                         F-3
	Statement of Stockholders' Equity for period
	 July 19, 1999 to June 30, 2002                         F-4
	Statement of Cash Flows for the fiscal years
	 ended June 30, 2002 and 2001 and for the
	 period July 19, 1999 to June 30, 2002                  F-5
	Notes to Financial Statements                           F-6 - F-11

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

							    Director of
					    Present         the Company
Name                       Age              Position        since
________________________________________________________________________
Robert Edwards (1)         82            Chairman of          1999
					  the Board

Anthony J. Consi (2)       80            President, CEO       2000
					  and Director

Stephen E. Roman, Jr. (3)  54            Director and         1994
					  President

Jennifer Lo (4)            49            Director and         1996
					  Vice President

Michael Hsu (5)            62            Director             1996

David Chow (6)             42            Director             1993

Chin-Sung (Joe) Chen (7)   52            Director             1996



(1) Robert Edwards is the original founder of the Company in 1984. He had not been associated with the Company from 1992 to 1999. Mr. Edwards has been involved in retailing for the past five years with the Rumson China and Glass Shop, Inc., a family owned private corporation.

(2) Mr. Consi has served as President and General Partner of Sunrise Realty Associates and Brinkley Associates, major shopping center operators. He is also Vice President and Director of risk management for Arc Properties, Inc. a retail developer and President of Ol' Americ Associates, Inc., a risk management consulting firm.

(3) Stephen E. Roman, Jr. served as Vice President and Chief Financial Officer of the Company for the period from April, 1984 to June, 1994 and from August 2001 to present. He has also served as Secretary since 1994. From June, 1994 to January, 1996, and from May, 1999 to August 2001, Mr. Roman has served as President of the Company. In January, 1996, Ms. Lo succeeded Mr. Roman as President and Mr. Roman became Vice President and Chief Financial Officer. In May, 1999, Ms. Lo resigned as President and was succeeded by Mr. Roman. Mr. Consi succeeded Mr. Roman as President in August 2001. For the last five years, he has served on a part-time basis. Mr. Roman is a certified public accountant and performs similar services for other business entities.

(4) Jennifer Lo is a trained pharmacist and from February, 1993 until May 1999 served as chairman and president of the Company. Ms. Lo is the sole stockholder of Lyncroft Corp., which owns 100,000 shares of the Company.

(5) Michael W. Hsu served as Vice President-Finance from June, 1994 to January, 1996 on a part-time basis. He served as Treasurer (part-time) from January, 1996 to May, 1999. He has been a self-employed certified public accountant for the past ten years.

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


     The Board of Directors does not presently have an audit, compensation or nominating committee. There was one meeting of the Board of Directors during the fiscal year ended June 30, 2002.

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



			       Reason            Date on which
Person or entity    Form       filing            filing was         Status of
required to file    required   required          required           filing
_____________________________________________________________________________

Robert Edwards      Form 3    Elected a director  September, 1999   Filed, but
								    not timely

Anthony Consi       Form 3    Elected a director  October 2000      Filed but
								    not timely

Stephen Roman       Form 4    Gifts of stock      December 2000     Filed but
								    not timely


Item 10. Executive Compensation

     There was no compensation paid or accrued to any officer or director of the Company for the fiscal years ended June 30, 2001 and 2002.


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

Name and Address of             Amount and Nature of    Percent
Beneficial Owner                Beneficial Ownership    of Class
_________________________________________________________________

Majestic International Inc.     633,400                 6.89
No 3 14th Floor
No 535
Cheng-Kuo
Third Road
Kaohszung, Taiwan ROC

Verchi Holdings Limited         550,000                 5.98
Room 312, Entrance 3, Bldg. 14
Compound 3, Jingouhe Road
Wukesong-Haidian District
Beijing, People's Republic
 of China

Anthony J. Consi                350,000                 3.81
52 Buttel Drive
Clifton,  NJ 07013

Stephen E. Roman, Jr.
 (officer and director)         308,153 (3)             3.35
25 Hillside Road
Shark River Hills, NJ 07753

David Chow (director)            15,000                    -
4F No. 20, Lane 34
Sec 2, Pa Te Road, Taipei, Taiwan

Jennifer Lo
(officer and director)          421,405 (1)             4.59
258-01 Pembroke Ave.
Great Neck, NY 11021

Michael Hsu (director)                0 (4)                0
136-21 Roosevelt Ave
Flushing, NY 11354

Chin-Sung (Joe) Chen
 (director)                     420,000                  4.57
7th Floor
No 571
Ming Shui Road
Taipei, Taiwan

Robert Edwards (director)       400,000 (2)              4.35 (2)
256 Clearbrook Court
Little Silver, N.J. 07739

Current Executive Officers
 and Directors as a Group
 (6 persons)                  1,914,558                 20.83



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




				      Footnotes

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


     (b) There were no reports on Form 8-K filed during the fiscal year ended June 30, 2002.


				SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buy It Cheap.com, Inc.
__________________________________
(Registrant)


By _________________________________________________________
	 Stephen E. Roman, Jr. - Principal financial officer

Title: Vice President, CFO and Director      Date: _____________


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By__________________________________________________________
       Robert Edwards

Title: Director              Date:_________


By __________________________________________________________
       Jennifer Lo

Title: Director              Date:_________


By __________________________________________________________
      Michael Hsu

Title: Director              Date:_________


By ________________________________________________________________________
      Anthony J. Consi, President and Director, Principal Executive Officer

Title: Director              Date:_________


	   ******************************************************

			  CERTIFICATION FOR 10-K

I, Anthony J. Consi, certify that:

1. I have reviewed this annual report on Form 10-K of Buy It Cheap.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 25, 2002

/s/ Anthony J. Consi
______________________
President - CEO

	 ***********************************************************

			    CERTIFICATION FOR 10-K

I, Stephen E. Roman Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Buy It Cheap.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 25, 2002

/s/ Stephen E. Roman, Jr.
_________________________
Vice President - CFO











			     Buy It Cheap.com, Inc.
			 (A Development Stage Company)
		       Index to the Financial Statements
			    June 30, 2002 and 2001



							      Page


Independent Auditors' Report ...........................      F-1
Balance Sheets .........................................      F-2
Statements of Operations ...............................      F-3
Statement of Stockholders' Equity ......................      F-4
Statements of Cash Flows ...............................      F-5
Notes to the Financial Statements ......................      F-6 - F-11

Independent Auditors' Report


To the Board of Directors of
Buy It Cheap.com, Inc.


We have audited the accompanying balance sheets of Buy It Cheap.com, Inc.
(A Development Stage Company) as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002, 2001, and the period July 19, 1999 (date of inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buy It Cheap.com, Inc. (A Development Stage Company) at June 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended June 30, 2002, 2001, and the period July 19, 1999 (date of inception) to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred losses, has no current sources of revenue or funds and has a working capital deficit as of June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are
also described in the notes to the financial statements.   The financial
statements do not include any adjustments that might result from the outcome of this uncertainty.




Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
July 26, 2002

			   Buy It Cheap.com, Inc.
		      (A Development Stage Company)
			     Balance Sheets


							  June 30,
						   2002              2001
						---------------------------
  Assets
Current Assets
 Cash                                          $   6,371         $   12,452
 Due from officers and directors                       -             28,790
 Other current assets                              1,000              1,000
						--------           --------
  Total Current Assets                             7,371             42,242
						--------           --------
Property and equipment, net of accumulated
 depreciation of $29,917 and $17,950,
 respectively                                      8,358             20,325

Investment in joint venture                      620,535            620,535
 Reserve against investment in joint venture    (620,535)          (620,535)
						--------           --------
  Total assets                                 $  15,729         $   62,567
						========           ========

  Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and accrued expenses         $ 154,945         $  164,009
 Due to officers and directors                     5,559              5,559
 Convertible note payable                         16,198             16,198
						--------           --------
  Total Current Liabilities                      176,702            185,766
						--------           --------
Commitments and Contingencies                          -                  -

Stockholders' Equity
 Preferred stock - $.001 par value,
  Authorized 2,000,000 shares
  Issued and Outstanding - 10,000 shares              10                 10
 Common stock - $.001 par
  Authorized - 20,000,000 shares, Issued
  9,190,802 and outstanding 9,040,582 (2002)
  Issued 8,790,802 and outstanding
  8,640,582 (2001)                                 9,190              8,790
 Paid in capital                                 787,140            767,540
 Treasury stock, 150,220 common shares at cost  (751,100)          (751,100)
 Retained deficit, accumulated during the
  development stage                             (206,213)          (148,439)
						--------           --------
  Total Stockholders' Equity                    (160,973)          (123,199)
						--------           --------
  Total Liabilities and Stockholders' Equity   $  15,729         $   62,567
						========           ========


See notes to the financial statements.

			   Buy It Cheap.com, Inc.
		       (A Development Stage Company)
			 Statements of Operations
								    Period
								  From July
								   19, 1999
								  (Date of)
				    Year Ended      Year Ended   Inception to
				   June 30, 2002  June 30, 2001  June 30, 2002
				   -------------------------------------------
Revenues                           $         -    $         -    $         -

Direct Operating Costs                  (2,700)       (11,101)       (20,556)

General and Administrative Expenses    (55,074)       (68,241)      (185,657)
				    ----------------------------------------
Net Loss                           $   (57,774)   $   (79,342)   $  (206,213)
				    ========================================
Weighted average number of shares
 outstanding                         8,990,016      8,786,150      7,948,088
				     =======================================
Loss Per Common Share              $     (0.01)   $     (0.01)   $     (0.03)
				     =======================================
Loss Per Common Share -
 Assuming dilution                 $     (0.01)   $     (0.01)   $     (0.03)
				     =======================================


See notes to the financial statements.

			    Buy It Cheap.com, Inc.
		       (A Development Stage Company)
		     Statement of Stockholders' Equity
			      June 30, 2002
												 Retained
                                                                                                 Deficit
												Accumulated
			  Preferred Stock       Common Stock                 Treasury Stock     During the
			  ---------------    -------------------   Paid in  ----------------    Development
			  Shares   Amount    Shares       Amount   Capital  Shares    Amount      Stage           Total
-------------------------------------------------------------------------------------------------------------------------
Balance at July 19, 1999
 (date of inception)            -  $     -          - $       -   $      -        -  $       -  $        -   $         -
 Issuance of stock in
 exchange for software          -        -    210,000       210     14,790        -          -           -        15,000
Issuance of stock for cash      -        -  1,190,000     1,190     83,810        -          -           -        85,000
Acquisition of Northeast
 (USA) Corp.               10,000       10  7,158,407     7,158    552,975 (150,220)  (751,100)          -      (190,957)
Issuance of stock for
 release of accounts
 payable obligation             -        -     32,395        32     16,165        -          -           -        16,197
Issuance of stock
 pursuant to private
 placement offering             -        -    150,000       150     74,850        -          -           -        75,000
Net loss for the period
 July 19, 1999 (date
 of inception) to
 June 30, 2000                  -        -          -         -          -        -          -     (69,097)      (69,097)
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000   10,000  $    10  8,740,802 $   8,740   $742,590 (150,220) $(751,100)  $ (69,097)  $   (68,857)

Issuance of Stock for Cash      -        -     50,000        50     24,950        -          -           -        25,000
Net loss for the year ended
 June 30, 2001                  -        -          -         -          -        -          -     (79,342)      (79,342)
------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001   10,000  $    10  8,790,802 $   8,790   $767,540 (150,220) $(751,100)  $(148,439)  $  (123,199)

Issuance of stock for
 release of accounts
 payable obligation             -        -    400,000       400     19,600        -          -           -        20,000
Net loss for the year
 ended June 30, 2002            -        -          -         -          -        -          -     (57,774)      (57,774)
------------------------------------------------------------------------------------------------------------------------
			   10,000  $    10  9,190,802 $   9,190   $787,140 (150,220) $(751,100)  $(206,213)  $  (160,973)
========================================================================================================================




See notes to the financial statements.

			   Buy It Cheap.com, Inc.
		       (A Development Stage Company)
			 Statements of Cash Flows

								    Period
								  From July
								   19, 1999
								  (Date of)
				    Year Ended      Year Ended   Inception to
				   June 30, 2002  June 30, 2001  June 30, 2002
				   -------------------------------------------
Cash Flows From Operating
 Activities:
  Net Loss                         $  (57,774)    $  (79,342)    $(206,213)
  Adjustments to Reconcile Net
   Loss to Net Cash Used by
   Operating Activities
   Depreciation and amortization       11,967         11,967        29,917

  Changes in Assets and Liabilities
   Decrease (Increase) in other
    current assets                          -          1,080        (1,000)
   Increase in accounts payable and
    accrued expenses                   10,936          9,323        20,015
				     -------------------------------------
Net Cash Used by Operating
 Activities                          (34,871)        (56,972)     (157,281)
				     -------------------------------------

Cash Flows From Investing Activities:
 Purchases of property and equipment       -               -       (23,275)
 Decrease in due from officers/
  directors                           28,790               -             -
 Cash acquired                             -               -         1,927
				     -------------------------------------
Net Cash Provided (Used) by
 Investing Activities                 28,790               -       (21,348)
				     -------------------------------------

Cash Flows From Financing Activities:
 Proceeds from sale of common stock        -          25,000       185,000
				     -------------------------------------
Net Cash Provided by Financing
 Activities                                -          25,000       185,000
				     -------------------------------------

Net (Decrease) Increase in Cash       (6,081)        (31,972)        6,371

Cash at beginning of period           12,452          44,424             -
				     -------------------------------------
Cash at end of period                $ 6,371      $   12,452     $   6,371
				     =====================================



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Liabilities assumed in the
 acquisition of Northeast (USA)
 Corp. for common stock              $     -      $        -     $(190,957)
Accounts payable satisfied by
 issuance of common stock and
 convertible note payable             20,000               -        32,395
Software costs financed by
 issuance of common stock                  -               -        15,000
				     -------------------------------------
				     $20,000      $        -     $(143,562)
				      ====================================


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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses, has no current source of revenues or funds and has a working capital deficit as of June 30, 2002. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise additional capital in the future; however there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Joint Venture

Northeast (USA) Corp., in 1992, formed a joint venture agreement with the Northeast General Pharmaceutical Factory (NEGPF) a government owned pharmaceutical concern in Shenyang, China, whereby both companies established a joint venture company in China. Northeast (USA) Corp. and NEGPF were to have contributed certain assets to the joint venture. Northeast (USA) Corp. was to have contributed $2.1 million in cash and $1.15 million in technology for a total capital contribution of $3.25 million. NEGPF was to have contributed $750,000 in cash and a land-use right valued at $1.75 million for a total contribution of $2.5 million. Based upon the amount of contribution, Northeast (USA) Corp. owned 56.52% of the joint venture and NEGPF owned 43.48% . To date, Northeast (USA) Corp. has contributed $1 million of cash and has contributed the technology. NEGPF has contributed $750,000 of cash but has not contributed the land-use right. The joint venture had only limited start-up operations and operations effectively ceased in 1997 due to lack of funding. Northeast (USA) Corp. has communicated with NEGPF that it no longer has any interest in the joint venture. As such the Company has reserved $620,535 against the investment the joint venture.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs charged to expense were $1,360 for the year ended June 30, 2002, $2,231, for the year ended June 30, 2001 and $6,216 for the period July 19, 1999 (date of inception) to June 30, 2002.

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

PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation and amortization, consists of the following:

					  June 30,
				   2002              2001
				  -------------------------
Equipment                         $  5,935       $   5,935
Software                            32,340          32,340
				   -------        --------
Subtotal                            38,275          38,275

Less accumulated depreciation and
 amortization                       29,917          17,950
				   -------        --------
Total                             $  8,358       $  20,325
				   =======        ========

Depreciation expense charged to operations was $11,967 for each year ended June 30, 2002 and 2001, and $29,917 for the period July 19, 1999 (date of inception) to June 30, 2002.

OPERATING LEASE COMMITMENTS

The Company leases office space on a month to month basis. Rent expense was $1,800 for the year ended June 30, 2002, $450 for the year ended June 30, 2001, and $2,250 for the period July 19,1999 (date of inception) to June 30, 2002.

			   Buy It Cheap.com, Inc.
		       (A Development Stage Company)
		     Notes to the Financial Statements


INCOME TAXES


The Company's deferred tax asset is comprised of the following temporary differences:
						 June 30,
					    2002          2001
					 -----------------------
Net operating losses                     $  627,191   $  572,117
Differences between basis of reporting
 for book and tax                           620,500      620,500
					  ---------    ---------
Total                                    $1,247,691   $1,192,617
					  =========    =========

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows:
						June 30,
					   2002          2001
					 -----------------------
Tax (benefit) at the U.S. Federal
 Statutory rate                            (34%)        (34%)
Valuation allowance - change                34%          34%
State income tax - net of federal
 tax benefit                                 -            -
					  ----         ----
Provision for income taxes                   -            -
					  ====         ====


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

			   Buy It Cheap.com, Inc.
		      (A Development Stage Company)
		    Notes to the Financial Statements


INCOME TAXES - Continued


Those amounts have been presented in the Company's financial statements as follows:

						 June 30,
					    2002         2001
					 ---------------------
Deferred tax asset, noncurrent           $ 214,000   $ 179,000
Total valuation allowance recognized
 for deferred tax assets                  (214,000)   (179,000)
					  --------    --------
Net deferred tax assets                  $       -   $       -
					  ========    ========


The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

					  FEDERAL        STATE
					--------------------------
Available Through
 2004                                    $       -     $ 191,664
 2005                                            -       181,950
 2006                                            -        50,064
 2007                                            -        69,097
 2008                                            -        79,342
 2009                                            -        57,774
 2017                                      191,664             -
 2018                                      181,950             -
 2019                                       50,064             -
 2020                                       69,097             -
 2021                                       79,342             -
 2022                                       57,774             -
					  --------      --------
					 $ 629,891     $ 629,891
					  ========       =======

LOSS PER SHARE

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", basic earnings per share amounts are computed based on the weighted average number of shares outstanding. The number of shares used in the computations were 8,990,016 for the year ended June 30, 2002, 8,786,150 for the year ended June 30, 2001, and 7,948,088 for the period from July 19, 1999 (date of inception) to June 30, 2002.

The effect of assuming the conversion of the Series C convertible preferred stock as a common stock equivalent would be antidilutive, and was therefore not considered in the computation of diluted earnings per share.

			   Buy It Cheap.com, Inc.
		       (A Development Stage Company)
		     Notes to the Financial Statements

LOSS PER SHARE - Continued

The following is a reconciliation of net loss to net loss per share - basic and diluted.

								    Period
								  From July
								   19, 1999
								  (Date of)
				    Year Ended      Year Ended   Inception to
				   June 30, 2002  June 30, 2001  June 30, 2002
				   -------------------------------------------
Net Loss                           $ (57,774)   $  (79,342)   $   (206,213)
Less: Dividends on Preferred Stock
 net of tax benefit                   (2,400)       (2,400)         (7,200)
Loss Applicable to common            -------------------------------------
shareholders - basic                 (60,174)      (81,742)       (213,413)
				     =====================================
Loss Applicable to Common Shareholders-
 Assuming dilution                 $ (60,174)   $  (81,742)   $   (213,413)
				     =====================================
Weighted Average Shares
 Outstanding                       8,990,016     8,786,150       7,948,088
				   =======================================

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

PREFERRED STOCK

In May 1994, Northeast (USA) Corp. sold 275,000 shares of its newly designated Series C convertible stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $30,000 (representing 10,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8% per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's common stock in lieu of cash dividends. Those that did not accept shares of common stock for dividends and those that did not convert their preferred shares are owed a total of $108,790 of dividend arrearages at June 30, 2002.

CONVERTIBLE NOTE PAYABLE

During the period ended June 30, 2000 the Company entered into an agreement with one of its creditors whereby the amount of the creditor's claim ($32,395) was settled through the issuance of 32,395 of the Company's common shares and a convertible note for $16,198. The note was non-interest bearing and was due on December 31, 2001. The note was extended through December
31, 2002 and bears interest at 8% per annum. The note may be converted at the creditor's option, into 32,395 shares of the Company's common stock prior to that date.

			 Buy It Cheap.com, Inc.
		     (A Development Stage Company)
		   Notes to the Financial Statements

COMMITMENTS AND CONTINGENCIES

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