Form 10QSB
period 2002-09-30
BUY IT CHEAP COM INC /DE
filed 2002-11-14
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, DC 20549

				FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the quarterly period ended      September 30, 2002
					 ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to _____________

		   Commission file number      000-13337

			   Buy It Cheap.com, Inc.
     ------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

	  Delaware                                    22-2497491
  -------------------------------------------------------------------------
  (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                    Identification No.)

		   1800 Bloomsbury Avenue, Ocean, NJ 07712
		   ---------------------------------------
		   (Address of principal executive offices)

				 732-922-3355
			  -------------------------
			 (Issuer's telephone number)


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

			9,040,582 shares of Common Stock,
		$.001 par value per share, at October 16, 2002.

			PART I - FINANCIAL INFORMATION



Item 1. Financial Statements of Buy It Cheap.com, Inc. (unaudited)


	Balance Sheet as of September 30, 2002 and June 30, 2002.

	Statements of Loss for the three month periods ended
	 September 30, 2002 and September 30, 2001 and the period
	 July 19, 1999 to September 30, 2002.

	Statements of Cash Flows for the three months ended
	 September 30, 2002 and for the period July 19, 1999 to
	 September 30, 2002.

	Notes to Financial Statements

			 BUY IT CHEAP.COM, INC.
		     (A Development Stage Company)
			     Balance Sheets
			       (Unaudited)
							As of
				      September 30, 2002     June 30, 2002
       Assets                         ------------------     -------------

 Current assets:
  Cash                                   $   20,261           $   6,371
    Other current assets                      1,000               1,000
					   --------             -------
    Total current assets                     21,261               7,371
					   --------             -------
  Investment in and net advances to
   joint venture                            620,535             620,535
  Reserve against investment in and net
   advances to joint venture               (620,535)           (620,535)
  Property and equipment, net of
   depreciation                               5,366               8,358
					    -------             -------
 Total assets                            $   26,627           $  15,729
					    =======             =======
      Liabilities and Equity

 Current liabilities:
  Accounts payable                       $  154,372           $ 154,945
  Due to officers and directors               5,559               5,559
  Convertible note payable                   16,198              16,198
  Due to stockholder                         20,000                   -
					    -------             -------
    Total current liabilities               196,129             176,702
					    -------             -------
 Total liabilities                          196,129             176,702
					    -------             -------

 Stockholders' equity:
   Preferred stock - Series C, $.001 par
    Authorized - 2,000,000 shares
    Issued and outstanding - 10,000 shares       10                  10
   Common stock - $.001 par
    Authorized - 20,000,000 shares
    Issued and outstanding -
    9,190,802 shares issued and 9,040,582
    shares outstanding                        9,191               9,191
   Paid in capital                          787,140             767,540
   Treasury stock                          (751,100)           (751,100)
   Deficit  accumulated during
    the development stage                  (214,739)           (206,213)
					    -------             -------
    Total stockholders' equity             (169,502)           (160,973)
					    -------             -------
 Total Liabilities and Equity            $   26,627           $  15,729
					    =======             =======



See Notes to the Financial Statements

			    BUY IT CHEAP.COM, INC.
			(A Development Stage Company)
			     Statements of Loss
				(Unaudited)
							   Cumulative
						       from July 19, 1999
			  For the three months ended          to
				 September 30,            September 30,
			    2002              2001            2002
			 -----------     ------------- --------------------
Revenues                 $        -       $        -       $        -
			    -------          -------          -------

Direct operating costs          675            1,610           21,231
General and administrative
 expenses                     7,852           17,247          193,509
			    -------          -------          -------
Total expenses                8,527           18,857          214,740
			    -------          -------          -------
Net loss                 $   (8,527)      $  (18,857)      $ (214,740)
			    =======          =======          =======

Weighted average number
 of shares Outstanding    9,040,175         8,840,175        8,033,186
			  =========         =========        =========

Loss per common share    $        -       $         -      $       .03
			  =========         =========        =========

Loss per common share
 assuming dilution       $        -       $         -      $       .03
			  =========         =========        =========



See Notes to Financial Statements

			    BUY IT CHEAP.COM, INC.
			(A Development Stage Company)
			   Statements of Cash Flows
				 (Unaudited)


							     Cumulative
							 from July 19, 1999
			    For the three months ended          to
				   September 30,            September 30,
			      2002              2001            2002
			   -----------     ------------- -------------------
Cash flows from operating
 activities:-
  Net loss                   $ (8,527)       $ (18,857)      $(214,740)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
  Depreciation and
   amortization                 2,992            2,992          32,909
  Changes in assets and
   liabilities
   Other current assets             -                -          (1,000)
   Accounts payable              (573)         (15,728)         19,442
			      -------         --------        --------
   Net cash used by operating
    activities                 (6,108)         (31,593)       (163,389)
			      -------         --------         -------
Cash flows from investing
 activities
  Purchase of property and
   equipment                        -                -         (23,275)
  Cash acquired                     -                -           1,927
			      -------         --------         -------
				    -                -         (21,348)
			      -------         --------         -------

Cash flows from financing
 activities:
  Sale of Common stock              -           20,000         185,000
  Loan from stockholder        20,000                -          20,000
			      -------         --------         -------
			       20,000           20,000         205,000
			      -------         --------         -------
Net increase (decrease) in
 cash                          13,892           17,197          20,263
Cash at beginning of period     6,371           12,452               -
			      -------         --------         -------
Cash at end of period        $ 20,263        $  29,649        $ 20,263
			      =======         ========         =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

 Liabilities assumed in the acquisition of Northeast
  (USA) Corp. for common stock                               $(190,957)
 Accounts payable satisfied by issuance of common stock
  and convertible note payable                                  32,395
 Software costs financed by issuance of common stock            15,000
							       -------
							    $ (123,562)
							       =======


See Notes to Financial Statements

			 Buy It Cheap.com, Inc.
		     (A Development Stage Company)
		      Notes to Financial Statements
			      (Unaudited)

Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements included in this report have been prepared by Buy It Cheap.com, Inc. (the "Company") without audit in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the information furnished for the three-month periods ended September 30, 2002 and 2001 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2003. It is suggested that the interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on Form 10-KSB.


Net Loss Per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share was 9,040,175 and 8,840,175 for the three month periods September 30, 2002 and 2001 respectively. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock since the effect would be anti-dilutive.


Due to Stockholder

During the quarter, a stockholder made a $20,000 advance to the Company. The characterization of the advance and its use by the Company has not yet been determined.

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

Financial and Operating Plan for the Next 12 Months

     The Company plans to operate over the next 12 months with little overhead consisting primarily of office rental, transfer agent fees, web hosting and professional fees. No salaries or wages are currently paid.
While the Company is currently readying its website, it cannot predict with certainty when the site will be fully operational. Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be few, if any paid employees. The Company plans that sales transactions, for the most part, will be handled automatically over the Internet requiring little labor or office space requirements. The Company believes it can become a viable business within 12 months (subject to the outcome of previously described legal proceedings) if it is able to raise additional capital. The objective of the Company will be to establish the viability necessary to attract substantial new investment capital to expand its business.



DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor provisions. When used in this Quarterly Report on Form 10-QSB, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will, "the negative thereof and similar expressions are intended to identify forward-looking statements.

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

Item 3.  Controls and Procedures

     Anthony J. Consi, our Chief Executive Officer, and Stephen E. Roman, Jr., our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Messrs. Consi and Roman performed their evaluation.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

	 None

     (b) Current Reports on Form 8-K filed during the quarter ended September 30, 2002

	 None.

			      SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
					       BUY IT CHEAP.COM, INC.
					       /s/ Stephen E. Roman, Jr.
					       -------------------------
Date: November 12, 2002                        Signature
					       Stephen E. Roman, Jr.
					       Vice President and Principal
						Accounting Officer

CERTIFICATION FOR 10-QSB

I, Anthony J. Consi, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Buy It Cheap.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

_______________________
Anthony J. Consi
President and CEO.

CERTIFICATION FOR 10-QSB

I, Stephen E. Roman, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Buy It Cheap.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:

_______________________
Stephen E. Roman, Jr.
Vice President and CFO.