Form 10QSB
period 2002-12-31
BUY IT CHEAP COM INC /DE
filed 2003-02-12
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                              FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    December 31, 2002
                                       -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to _____________


                   Commission file number      000-13337
                   -------------------------------------

                           Buy It Cheap.com, Inc.
      --------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

      Delaware                                         22-2497491
  -------------------------------------------------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.>
   incorporation or organization)


                 1800 Bloomsbury Avenue, Ocean, NJ  07712
                 ----------------------------------------
                 (Address of principal executive offices)

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

         9,040,582 shares of Common Stock, $.001 par value per share, at February 3, 2003.



                      PART I - FINANCIAL INFORMATION



Item 1. Financial Statements of Buy It Cheap.com, Inc. (unaudited)


        Balance Sheet as of December 31, 2002 and June 30, 2002.

        Statements of Loss for the three and six month periods ended December 31, 2002 and December 31, 2001 and the period July 19, 1999 to December 31, 2002.

        Statements of Cash Flows for the six months ended December
         31, 2002 and for the period July 19, 1999 to December 31, 2002.

        Notes to Financial Statements






                           BUY IT CHEAP.COM, INC.
                      (A Development Stage Company)
                              Balance Sheets
                                (Unaudited)


                                                        As of
                                                        -----
                                      December 31, 2002        June 30, 2002
                                      -----------------     ------------------
  Assets

Current assets:
 Cash                                    $   9,768           $    6,371
 Other current assets                        1,000                1,000
                                          --------            ---------
 Total current assets                       10,768                7,371
                                          --------            ---------
Investment in and net advances to joint
 venture                                   620,535              620,535
Reserve against investment in and net
 advances to joint venture                (620,535)            (620,535)
Property and equipment, net of
 depreciation                                2,375                8,358
                                          --------            ---------
     Total assets                        $  13,143           $   15,729
                                          ========            =========

  Liabilities and Equity

Current liabilities:
 Accounts payable                        $ 148,373           $  154,945
 Due to officers and directors               5,559                5,559
 Convertible note payable                   16,198               16,198
 Due to stockholder                         20,000                    -
                                          --------            ---------
 Total current liabilities                 190,130              176,702
                                          --------            ---------
Total liabilities                          190,130              176,702
                                          --------            ---------

Stockholders' equity:
 Preferred stock - Series C, $.001 par
  Authorized - 2,000,000 shares
  Issued and outstanding - 10,000 shares        10                   10
 Common stock - $.001 par
  Authorized - 20,000,000 shares
  Issued and outstanding - 9,190,802 shares
  issued and 9,040,582 shares outstanding    9,191                9,191
 Paid in capital                           787,140              767,540
 Treasury stock                           (751,100)            (751,100)
 Deficit accumulated during the
  development stage                       (222,228)            (206,213)
                                          --------            ---------
     Total stockholders' equity           (176,987)            (160,973)
                                          --------            ---------
 Total Liabilities and Equity            $  13,143           $   15,729
                                          ========            =========




See Notes to the Financial Statements




                           BUY IT CHEAP.COM, INC.
                       (A Development Stage Company)
                            Statements of Loss
                               (Unaudited)



                                                                Cumulative
                          For the three      For the six      for the period
                          months ended       month ended       July 19, 1999
                          December 31,        December 31,          to
                       2002         2001   2002          2001   Dec. 31, 2002
                       ------------------------------------------------------

Sales Revenues        $     -     $      -  $      -    $      -    $       -


Direct operating
 costs                    491          675     1,166       2,285       21,722
General and
 administrative
 expenses               6,995       11,998    14,847      29,245      200,504
                      -------------------------------------------------------
Total expenses          7,486       12,673    16,013      31,530      222,226
                      -------------------------------------------------------
Net loss              $(7,486)    $(12,673) $(16,013)   $(31,530)   $(222,226)
                        =====       ======    ======      ======      =======


Net loss per share    $     -     $      -  $      -    $      -
                        =====       ======    ======      ======


See Notes to Financial Statements



                           BUY IT CHEAP.COM, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)


                                                            Cumulative
                                                           from July 19,
                              For the six months ended        1999 to
                                  December 31,              December 31,
                               2002            2001             2002
                             --------------------------    -------------

Cash flows from operating
 activities:-
 Net loss                     $ (16,013)   $ (31,530)       $ (222,226)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
  Depreciation and amortization   5,982        5,982            38,891
  Changes in assets and
   liabilities
   Other current assets               -            -            (1,000)
   Accounts payable              (6,572)     (19,088)           10,451
                                -------     --------          --------
Net cash used by operating
 activities                     (16,603)     (44,636)         (173,884)
                                -------     --------          --------

Cash flows from investing
 activities
 Purchase of property and
  equipment                           -            -           (23,275)
 Decrease in amount due from
  officers/directors                  -       28,790                 -
 Cash acquired                        -            -             1,927
                                -------     --------          --------
                                      -       28,790           (21,348)
                                -------     --------          --------

Cash flows from financing
 activities:
 Sale of Common stock                 -       20,000           185,000
 Loan from stockholder           20,000            -            20,000
                                -------     --------           -------
                                 20,000       20,000           205,000
                                -------     --------           -------
Net increase (decrease) in cash   3,397        4,154             9,768
Cash at beginning of period       6,371       12,452                 -
                                -------     --------           -------
Cash at end of period         $   9,768    $  16,606        $    9,768
                                =======     ========           =======


   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Liabilities assumed in the acquisition of Northeast
    (USA) Corp. for common stock                            $ (190,957)
    Accounts payable satisfied by issuance of common stock
     and convertible note payable                               32,395
    Software costs financed by issuance of common stock         15,000
                                                              --------
                                                            $ (123,562)
                                                              ========




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

In the opinion of management, the information furnished for the three and six month periods ended December 31, 2002 and 2001 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial results for the respective interim periods.
The results of operations for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2003. It is suggested that the interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on Form 10-KSB.


Net Loss Per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share was 9,040,582 for each of the three month periods December 31, 2002 and 2001, and 9,040,582 and 8,940,582 shares for the six month periods ended December 31, 2002 and 2001 respectively. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock since the effect would be anti-dilutive.


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


                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits

              None

          (b) Current Reports on Form 8-K filed during the quarter ended December 31, 2002

              None.


                                  SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            BUY IT CHEAP.COM, INC.


                                            /s/ Stephen E. Roman, Jr.
                                            -------------------------
Date: February 11, 2003                      Stephen E. Roman, Jr.
                                            Vice President and Principal
                                             Accounting Officer




           *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *

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



Date: February 11, 2003

/s/ Anthony J. Consi
---------------------
Anthony J. Consi
President and CEO.





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



Date: February 11, 2003

/s/ Stephen E. Roman, Jr.
--------------------------
Stephen E. Roman, Jr.
Vice President and CFO.