Form 10QSB
period 2003-03-31
BUY IT CHEAP COM INC /DE
filed 2003-05-15
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to _____________


                    Commission file number      000-13337

                            Buy It Cheap.com, Inc.
         ---------------------------------------------------------------
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

                 9,040,582 shares of Common Stock,
                 $ .001 par value per share, at April 24, 2003.

PART I - FINANCIAL INFORMATION



Item 1. Financial Statements of Buy It Cheap.com, Inc.

        Balance Sheet as of March 31, 2003 and June 30, 2002.

        Statements of Loss (unaudited) for the three and nine month periods ended March 31, 2003 and March 31, 2002 and the period July 19, 1999 to March 31, 2003.

        Statements of Cash Flows (unaudited) for the nine months ended
         March 31, 2003 and 2002 and for the period July 19, 1999 to March 31, 2003.

        Notes to Financial Statements

                            BUY IT CHEAP.COM, INC.
                        (A Development Stage Company)
                                Balance Sheets

                                                            As of

                                            March 31, 2003        June 30, 2002
Assets                                       (unaudited)
Current assets:
    Cash                                      $   4,642             $   6,371
    Other current assets                          1,000                 1,000
                                                -------               -------
    Total current assets                          5,642                 7,371
                                                -------               -------


Investment in and net advances to joint
 venture                                        620,535               620,535
Reserve against investment in and net
 advances to joint venture                     (620,535)             (620,535)

Property and equipment, net of depreciation       2,078                 8,358
                                                -------               -------
    Total assets                              $   7,720             $  15,729
                                                =======               =======


Liabilities and Equity
Current liabilities:

    Accounts payable                          $ 148,557             $ 154,944
    Due to officers and directors                 5,559                 5,559
    Convertible note payable                     16,198                16,198
    Due to stockholder                           20,000                     -
                                               --------               -------
    Total current liabilities                   190,314               176,701
                                               --------               -------
Total liabilities                               190,314               176,701
                                               --------               -------
Stockholders' equity:
    Preferred stock - Series C, $.001 par
     Authorized - 2,000,000 shares
     Issued and outstanding - 10,000 shares          10                   10
    Common stock - $.001 par
     Authorized - 20,000,000 shares
     Issued and outstanding - 9,190,802 shares
     issued and 9,040,582 shares outstanding      9,191                9,191
    Paid in capital                             787,140              787,140
    Treasury stock                             (751,100)            (751,100)
    Deficit accumulated during the development
     stage                                     (227,835)            (206,213)
                                                -------              -------
    Total stockholders' equity                 (182,594)            (160,972)
                                                -------              -------
    Total Liabilities and Equity              $   7,720            $  15,729
                                                =======              =======



See Notes to the Financial Statements

                              BUY IT CHEAP.COM, INC.
                          (A Development Stage Company)
                               Statements of Loss
                                  (Unaudited)


                              For the           For the        Cumulative
                           three months        nine months        for the
                              ended              ended            period
                            March  31,          March 31,     July 19, 1999 to
                        2003       2002      2003     2002    Mar. 31, 2003
-------------------------------------------------------------------------------
Sales Revenues        $      -  $      -  $      -  $      -     $       -
                       -------   -------   -------   -------       -------

Direct operating costs   1,035       450     2,201     2,735        22,757
General and
 administrative expenses 4,574     9,898    19,421    39,143       205,078
                       -------   -------    ------   -------       -------
Total expenses           5,609    10,348    21,622    41,878       227,835
                       -------   -------    ------   -------       -------

Net loss              $ (5,609) $(12,673) $(21,622) $(41,878)    $(227,835)
                       =======   =======    ======   =======       =======

Net loss per share    $      -  $      -  $      -  $      -
                       =======   =======    ======   =======





See Notes to Financial Statements

                           BUY IT CHEAP.COM, INC.
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)
                                                                 Cumulative
                                                                from July 19,
                                    For the nine months ended      1999 to
                                            March 31,             March 31,
                                       2003          2002           2003
                                    -------------------------   ------------
Cash flows from operating activities:
  Net loss                           $(21,622)    $(31,530)      $(227,835)
  Adjustments to reconcile net
   loss to net cash used
   by operating activities:
   Depreciation and amortization        6,280        5,982          39,189
  Changes in assets and liabilities
   Other current assets                     -            -          (1,000)
   Accounts payable                    (6,387)     (19,088)         10,636
                                      -------      -------        --------
   Net cash used by operating
    activities                        (21,729)     (44,636)       (179,010)
                                      -------      -------        --------
Cash flows from investing activities:
  Purchase of property and equipment        -            -         (23,275)
  Decrease in amount due from
   officers/directors                       -       28,790               -
   Cash acquired                            -            -           1,927
                                      -------      -------        --------
                                            -       28,790         (21,348)
                                      -------      -------        --------

Cash flows from financing activities:
  Sale of Common stock                      -       20,000         185,000
  Loan from stockholder                20,000            -          20,000
                                      -------      -------        --------
                                       20,000       20,000         205,000
                                      -------      -------        --------

Net increase (decrease) in cash        (1,729)       4,154           4,642
Cash at beginning of period             6,371       12,452               -
                                      -------      -------        --------
Cash at end of period                $  4,642    $  16,606       $   4,642
                                      =======      =======        ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

 Liabilities assumed in the acquisition of Northeast (USA) Corp.
  for common stock                                               $(190,957)
 Accounts payable satisfied by issuance of common stock and
  convertible note payable                                          32,395
 Software costs financed by issuance of common stock                15,000
                                                                  --------
                                                                 $(123,562)
                                                                   =======


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

In the opinion of management, the information furnished for the three and nine month periods ended March 31, 2003 and 2002 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2003. It is suggested that the interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on Form 10-KSB.


Net Loss Per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share was 9,040,582 for each of the three month periods March 31, 2003 and 2002, and 9,040,582 and 8,972,622 shares for the nine month periods ended March 31, 2003 and 2002 respectively. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock since the effect would be anti-dilutive.


Due to Stockholder

During the current fiscal year, a stockholder made a $20,000 advance to the Company. The characterization of the advance and its use by the Company has not yet been determined.

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

Financial and Operating Plan for the Next 12 Months

     The Company plans to operate over the next 12 months with little overhead consisting primarily of office rental, transfer agent fees, web hosting and professional fees. No salaries or wages are currently paid. While the Company is currently readying its website, it cannot predict with certainty when the site will be fully operational. Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be few, if any paid employees. The Company plans that sales transactions, for the most part, will be handled automatically over the Internet requiring little labor or office space requirements. The Company believes it can become a viable business within 12 months of the actual start of operations (subject to the outcome of previously described legal proceedings) if it is able to raise additional capital. The objective of the Company will be to establish the viability necessary to attract substantial new investment capital to expand its business.



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


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            99. Section 906 Certification

        (b) Current Reports on Form 8-K filed during the quarter ended March 31, 2003

            None.

                                  SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BUY IT CHEAP.COM, INC.

                                         /s/ Stephen E. Roman, Jr.
Date: May 15, 2003                       ----------------------------
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

Date:  May 15, 2003

/s/ Anthony J. Consi
_______________________
Anthony J. Consi
President and CEO.

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

Date:

/s/ Stephen E. Roman, Jr.
---------------------------
Stephen E. Roman, Jr.
Vice President and CFO.

                    EXHIBIT 99; SECTION 906 CERTIFICATION


The undersigned officers certify that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Buy It Cheap.com, Inc.

A signed original of this written statement required by Section 906 has been provided to Buy It Cheap.com, Inc. and will be retained by Buy It Cheap.com, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                            /s/ Anthony Consi
May 15, 2003                                ------------------------
                                            Anthony Consi
                                            (Chief Executive Officer)

                                            /s/ Stephen E. Roman, Jr.
                                            ------------------------
                                            Stephen E. Roman, Jr.
                                            (Chief Financial Officer)