Form 10KSB
period 2003-06-30
BUY IT CHEAP COM INC /DE
filed 2003-09-29
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, DC 20549

				FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended  June 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from           to
				   ---------    ----------

		  Commission file number       000-13337

			   Buy It Cheap.com, Inc.
		--------------------------------------------
	       (Name of Small Business Issuer in Its Charter)

	Delaware                                        22-2497491
  -------------------------------------------------------------------------
  (State or Other Jurisdiction of                      (IRS Employer
  Incorporation or Organization)                        Identification No.)

	   1800 Bloomsbury Ave., Ocean, N.J.               07712
	 --------------------------------------         ----------
	(Address of Principal Executive Offices)        (Zip Code)

				  732-922-3609
		----------------------------------------------
	       (Issuer's Telephone Number, Including Area Code)

	  Securities registered under Section 12(b) of the Exchange Act:

      Title Of Each Class     Name Of Each Exchange On Which Registered
      -------------------     -----------------------------------------
	      None


	  Securities registered under Section 12(g) of the Exchange Act:

		   Common Stock;  $.001 par value per share
		   ----------------------------------------
			       (Title of Class)



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

  As of August 28, 2003, the aggregate market value of the Registrant's Common Stock (based on the closing bid price for the Common Stock as reported by the National Quotation Bureau on such date held by non-affiliates of the Registrant) was approximately $57,000. For the purposes of this report, it has been assumed that all directors and officers of the Registrant are affiliates of the Registrant. However, the statements made herein shall not be construed as an admission for the purpose of determining the affiliate status of any person. As of August 28, 2003, the Registrant had 9,040,582 shares of Common Stock issued and outstanding.

  Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


		 APPLICABLE ONLY TO CORPORATE REGISTRANTS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,040,582 shares of Common Stock, par value $.001 per share, at August 28, 2003.

		    DOCUMENTS INCORPORATED BY REFERENCE

  None






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


Current operating plan

Internet Retailing - Buyitcheap.com

     The Company intends to operate a virtual store under the web address of "Buyitcheap.com" and will offer for sale various types of branded merchandise over the Internet. While the website has been partially functional, the Company has not yet promoted it and sales thus far have been negligible. Initial merchandise lines will consist of specially priced items in consumer electronics, luggage and giftware. The Company does not intend to inventory any merchandise, however it may do so in the future. The Company will post merchandise from various vendors on its website, takes orders and collect the funds. The order is routed to the applicable vendor for shipment to the customer. Upon shipment, the Company remits its cost of the item to the vendor. In keeping with the Company's website name, the theme of its merchandise offerings will be to offer merchandise at the lowest possible price. The Company plans to keep overhead low and will seek additional funding to expand the business. The Company has not officially launched its website as raising equity capital for dot com businesses has been less than favorable. The rate at which the Company can secure financing will be a determing factor in how fast the Company will grow. The Company believes that the overall economy is improving allowing for a more favorable business environment in which to launch its website store. At this time, the Company belives the store could open in the Spring of 2004.

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

     None during the Company's fiscal year ended June 30, 2003.




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


Fiscal year        Fiscal quarter ended      Low bid            High bid
-------------------------------------------------------------------------
  2002             September 30, 2001        $ .10              $  .10
		   December 31, 2001           .10                 .11
		   March 31, 2002              .06                 .11
		   June 30, 2002               .06                 .06

  2003             September 30, 2002          .05                 .06
		   December 31, 2002           .01                 .05
		   March 31, 2003              .01                 .01
		   June 30, 2003               .01                 .03


     The number of record holders of the Company's Common Stock as of August 31, 2003 was approximately 300, however, the Company believes that there are substantially more beneficial owners of the Common Stock.


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

Financial and operating plan for the next 12 months

     The Company plans to continue building and improving its website over the next several months with a planned "opening" of the store in the Spring of 2004. The Company operates with little overhead. The Company plans to consume operating cash only to the extent that it has available cash on hand, or that it has investor comittments for. This may limit the rate at which the Company will grow. Until there is positive cash flow from its Internet business, or the Company is able to raise a substantial amount of new capital, there will be no paid employees or any significant fixed overhead. The sales transactions, for the most part, will be handled automatically over the Internet requiring little labor or office space requirements. The Company has experienced several delays in getting its web site functional, including economic conditions relating to dot com companies. The objective of the Company will be to establish the viability of its operations in order to attract substantial new investment capital to expand its business in the future.


Item 7. Financial Statements

     The financial statements of the Company, the notes thereto, and the Report of the Independent Auditors thereon required by this Item 7 appear in this report on the pages indicated in the following index.

								     Page

     Independent Auditors' Report................................    F-1
     Balance Sheet at June 30, 2003 and 2002.....................    F-2
     Statement of Income for the fiscal year ended June 30, 2003
      and 2002 and the period July 19, 1999 to June 30, 2003.....    F-3
     Statement of Stockholders' Equity for period July 19, 1999
      to June 30, 2003...........................................    F-4
     Statement of Cash Flows for the fiscal years ended June 30,
      2003 and 2002 and for the period July 19, 1999 to June
      30, 2003...................................................    F-5
     Notes to Financial Statements...............................    F-6 - F-11


Item 8. Changes in and Disagreements With Accountants or Accounting and Financial Disclosure

     None


Item 8A. Controls and Procedures

     Anthony J. Consi, the Company's Chief Executive Officer and Stephen E. Roman, Jr. the Company's Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of June 30, 2003. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the ten-current report.

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

							    Director of
				 Present                    the Company
Name                      Age    Position                   since
-----------------------------------------------------------------------------
Robert Edwards (1)        83     Chairman of                    1999
				  the Board

Anthony J. Consi (2)      81     President, CEO                 2000
				  and Director

Stephen E. Roman, Jr. (3) 55     Director and                   1994
				  Vice President

Jennifer Lo (4)           50     Director and                   1996
				  Vice President

Michael Hsu (5)           63     Director                       1996

David Chow (6)            43     Director                       1993

Chin-Sung (Joe) Chen (7)  53     Director                       1996



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


     The Board of Directors does not presently have an audit, compensation or nominating committee. There were no meetings of the Board of Directors during the fiscal year ended June 30, 2003.

     No officer or director of the Company is currently involved in any legal proceeding, nor is any officer or director also an officer or director of any other publicly held company.



Section 16 (a) Beneficial Ownership Reporting

     Based solely upon a review of Forms 3 and 4 and amendments thereto, as well as Form 5 and amendments thereto, furnished to the Company during the period from July 1, 2001 to the present, the Company believes the following to be accurate and correct:




Person or entity  Form      Reason filing Date on which        Status of
required to file  required  required      filing was required  filing
----------------- --------  ------------- -------------------  ----------

None for the 2 year period ended June 30, 2003


Item 10. Executive Compensation

     There was no compensation paid or accrued to any officer or director of the Company for the fiscal years ended June 30, 2002 and 2003.


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

Name and Address of                     Amount and Nature of    Percent
Beneficial Owner                        Beneficial Ownership    of Class
--------------------------------------------------------------------------

Majestic International Inc.                 633,400              6.89
No 3 14th Floor
No 535
Cheng-Kuo
Third Road
Kaohszung, Taiwan ROC

Verchi Holdings Limited                     550,000              5.98
Room 312, Entrance 3, Bldg. 14
Compound 3, Jingouhe Road
Wukesong-Haidian District
Beijing, People's Republic
  of China

Anthony J. Consi                            350,000              3.81
52 Buttel Drive
Clifton,  NJ 07013

Stephen E. Roman, Jr.                       308,153              3.35
 (officer and director)
25 Hillside Road
Shark River Hills, NJ 07753

David Chow (director)                        15,000                 -
4F No. 20, Lane 34
Sec 2, Pa Te Road, Taipei, Taiwan

Jennifer Lo (officer and director)          421,405 (1)          4.59
258-01 Pembroke Ave.
Great Neck, NY 11021

Michael Hsu (director)                            0                 0
136-21 Roosevelt Ave
Flushing, NY 11354

Chin-Sung (Joe) Chen (director)             420,000              4.57
7th Floor
No 571
Ming Shui Road
Taipei, Taiwan

Robert Edwards (director)                   400,000 (2)          4.35 (2)
256 Clearbrook Court
Little Silver, N.J. 07739

Current Executive Officers and
Directors as a Group (6 persons)          1,914,558             20.83



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


31.      Rule 13a-14(a) Certification

32.      Rule 13a-14(b) Certification

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


     (b) There were no reports on Form 8-K filed during the fiscal year ended June 30, 2003.


				  SIGNATURES





     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			   Buy It Cheap.com, Inc.
			   ----------------------
				 (Registrant)


By _________________________________________________________
	 Stephen E. Roman, Jr. - Principal financial officer

Title: Vice President, CFO and Director      Date: September 24, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By__________________________________________________________
       Robert Edwards

Title: Director              Date:September 24, 2003


By __________________________________________________________
       Jennifer Lo

Title: Director              Date:September 24, 2003


By __________________________________________________________
      Michael Hsu

Title: Director              Date:September 24, 2003


By __________________________________________________________
      Anthony J. Consi, President and Director, Principal Executive Officer

Title: Director              Date:September 24, 2003



EXHIBIT 31: Rule 13a-14(a) CERTIFICATION

I, Anthony J. Consi, certify that:

	1.  I have reviewed this Annual Report on Form 10-KSB of Buy It Cheap.
com, Inc.;

	2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

	3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

	4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

	a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	c) Disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and


	5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

	a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date:  September 24, 2003        /s/Anthony J. Consi
				 -----------------------------------------
				 Anthony J. Consi, Chief Executive Officer


I, Stephen E. Roman, Jr. , certify that:

	1.  I have reviewed this Annual Report on Form 10-KSB of Buy It Cheap.
com, Inc.;

	2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

	3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

	4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

	a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	c) Disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and


	5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

	a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date:  September 24, 2003      /s/ Stephen E. Roman, Jr.
			       ----------------------------------------------
			       Stephen E. Roman, Jr., Chief Financial Officer


		     *       *       *       *       *

EXHIBIT 32: Rule 13a-14(b) CERTIFICATION

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

September 24, 2003                      /s/  Anthony J. Consi
					-------------------------
					Anhony J. Consi
					(Chief executive officer)

					/s/ Stephen E. Roman, Jr.
					--------------------------
					Stephen E. Roman, Jr.
					(Chief financial officer)










			  Buy It Cheap.com, Inc.
		       (A Development Stage Company)

			   Financial Statements
                          June 30, 2003 and 2002





			   Buy It Cheap.com, Inc.
		       (A Development Stage Company)
		    Index to the Financial Statements
			  June 30, 2003 and 2002





								Page


Independent Auditors' Report . . . . . .  . . . . . . . . .     F-1

Balance Sheets . . . . . . . . . . . . . . . . . . . . . .      F-2

Statements of Operations . . . . . . . . . . . . . . . . .      F-3

Statement of Stockholders' Equity . . . . . . . . . . . . .     F-4

Statements of Cash Flows . . . . . . . . . . . . . . . . .      F-5

Notes to the Financial Statements . . . . . . . . . . . . .     F-6 - F-12





Independent Auditors' Report


To the Board of Directors of
Buy It Cheap.com, Inc.


     We have audited the accompanying balance sheets of Buy It Cheap.com, Inc. (A Development Stage Company) as of June 30, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2003 and 2002, and the period July 19, 1999 (date of inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buy It Cheap.com, Inc.
(A Development Stage Company) at June 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended June 30, 2003, 2002, and the period July 19, 1999 (date of inception) to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred losses, has no current sources of revenue or funds and has a working capital deficit as of June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters
are also described in the notes to the financial statements.   The financial
statements do not include any adjustments that might result from the outcome of this uncertainty.


				/s/ Rosenberg, Rich, Baker, Berman & Company
				--------------------------------------------
				Rosenberg, Rich, Baker, Berman & Company


Bridgewater, NJ

August 18, 2003


                                                                     F-1


			  Buy It Cheap.com, Inc.
		     (A Development Stage Company)
			     Balance Sheets




						    June 30,
					       2003         2002
					    ------------------------
Assets

 Current Assets
  Cash                                      $     563      $   6,371
  Deposits                                      1,000          1,000
					     --------       --------
Total Current Assets                            1,563          7,371
					     --------       --------
Property and equipment, net of
 accumulated depreciation of $36,494
 and $29,917, respectively                      1,781          8,358

Investment in joint venture                         -        620,535
Reserve against investment in joint venture
						    -       (620,535)
					     --------       --------
Total assets                                $   3,344      $  15,729
					     ========       ========

Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses      $ 153,944      $ 154,945
 Due to officers and directors                  5,559          5,559
 Advance from shareholder                      20,000              -
 Convertible note payable                      16,198         16,198
					     --------       --------
Total Current Liabilities                     195,701        176,702


Commitments and Contingencies                       -              -

Stockholders' Equity
 Preferred stock - $.001 par value,                10             10
  Authorized 2,000,000 shares
  Issued and Outstanding - 10,000 shares
 Common stock - $.001 par                       9,190          9,190
  Authorized - 20,000,000 shares
  Issued 9,190,802 and outstanding
  9,040,582
 Paid in capital                              787,140        787,140
 Treasury stock, 150,220 common shares
  at cost                                    (751,100)      (751,100)
 Retained deficit, accumulated during
  the development stage                      (237,597)      (206,213)
					     --------       --------
Total Stockholders' Equity                   (192,357)      (160,973)
					     --------       --------
Total Liabilities and Stockholders' Equity  $   3,344      $  15,729
					     ========       ========




See notes to the financial statements.


								     F-2





			 Buy It Cheap.com, Inc.
		     (A Development Stage Company)
			Statements of Operations
								    Period
								 From July 19,
								 1999 (Date of
				  Year Ended     Year Ended      Inception) to
				 June 30, 2003  June 30, 2002    June 30, 2003
------------------------------------------------------------------------------
Revenues                           $       -      $       -        $       -

Direct Operating Costs                (2,831)        (2,700)         (23,387)

General and Administrative
 Expenses                            (28,553)       (55,074)        (214,210)
				    ----------------------------------------
Net Loss                           $ (31,384)     $ (57,774)       $(237,597)
				    ========================================

Weighted average number of shares
 outstanding                       9,040,427      8,990,016        8,224,582
				   =========================================

Loss Per Common Share              $       -      $   (0.01)       $   (0.03)
				    ========================================

Loss Per Common Share -
 Assuming dilution                 $       -      $   (0.01)       $   (0.03)
				    ========================================






See notes to the financial statements.



								     F-3



			  Buy It Cheap.com, Inc.
		      (A Development Stage Company)
		     Statement of Stockholders' Equity
			      June 30, 2003

										   Retained Deficit,
										   Accumulated
		     Preferred Stock  Common Stock            Treasury   Stock     During the
		     ---------------  ------------   Paid in  ------------------   Development
		     Shares   Amount  Shares Amount  Capital  Shares      Amount   Stage               Total
--------------------------------------------------------------------------------------------------------------
Balance at
 July 19, 1999
 (date of inception)     -  $     -         - $    -   $     -         - $        -   $      -   $        -
Issuance of stock in
 exchange for
 software                -        -   210,000    210    14,790         -          -          -       15,000
Issuance of stock
 for cash                -        - 1,190,000  1,190    83,810         -          -          -       85,000
Acquisition of
 Northeast (USA)
 Corp.              10,000       10 7,158,407  7,158   552,975  (150,220)  (751,100)         -     (190,957)
Issuance of stock
 for release of
 accounts payable
 obligation              -        -    32,395     32    16,165         -          -          -       16,197
Issuance of stock
 pursuant to private
 placement offering      -        -   150,000    150    74,850         -          -          -       75,000
Net loss for the
 period July 19,
 1999 (date of
 inception) to June
 30, 2000                -        -         -      -         -         -          -    (69,097)     (69,097)
		   -----------------------------------------------------------------------------------------
Balance at June
 30, 2000           10,000   $   10 8,740,802 $8,740  $742,590  (150,220) $(751,100) $ (69,097)  $  (68,857)

Issuance of Stock
 for Cash                -        -    50,000     50    24,950         -          -          -       25,000

Net loss for the
 year ended June
 30, 2001                -        -         -      -         -         -          -    (79,342)     (79,342)
		   -----------------------------------------------------------------------------------------
Balance at June
 30, 2001          10,000    $   10 8,790,802 $8,790  $767,540  (150,220) $(751,100) $(148,439)  $ (123,199)

Issuance of stock
 for release of
 accounts payable
 obligation             -         -   400,000    400    19,600         -          -          -       20,000

Net loss for the
 year ended June
 30, 2002                                                                              (57,774)     (57,774)
		   -----------------------------------------------------------------------------------------
Balance at June
 30, 2002          10,000    $   10 9,190,802 $9,190  $787,140  (150,220) $(751,100) $(206,213)  $ (160,973)

Net loss for the
 year ended June
 30, 2003               -         -         -      -         -         -          -    (31,384)     (31,384)
		   ----------------------------------------------------------------------------------------
Balance at June
 30, 2003          10,000    $   10 9,190,802 $9,190  $787,140 (150,220)  $(751,100) $(237,597)  $ (192,357)
		   ========================================================================================



See notes to the financial statements.





								     F-4



			   Buy It Cheap.com, Inc.
		       (A Development Stage Company)
			  Statements of Cash Flows

								    Period
								 From July 19,
								 1999 (Date of
				     Year Ended     Year Ended   Inception) to
				    June 30, 2003  June 30, 2002 June 30, 2003
------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net Loss                            $  (31,384)    $  (57,774)   $ (237,597)
 Adjustments to Reconcile Net Loss
  to Net Cash Used by Operating
  Activities
  Depreciation and amortization           6,577         11,967        36,494
 Changes in Assets and Liabilities
  Decrease (Increase) in other
   current assets                             -              -        (1,000)
  Increase in accounts payable and
   accrued expenses                      (1,001)        10,936        19,014
				      --------------------------------------
 Net Cash Used by Operating Activities  (25,808)       (34,871)     (183,089)
				      --------------------------------------

Cash Flows From Investing Activities
 Purchases of property and equipment          -              -       (23,275)
 Decrease in due from officers/directors      -         28,790             -
 Cash acquired                                -              -         1,927
				      --------------------------------------
 Net Cash Provided (Used) by
   Investing Activities                       -         28,790       (21,348)
				      --------------------------------------

Cash Flows From Financing Activities
 Proceeds from sale of common stock           -              -       185,000
 Proceeds from shareholder advance       20,000              -        20,000
				      --------------------------------------
 Net Cash Provided by Financing
  Activities                             20,000              -       205,000
				      --------------------------------------

Net (Decrease) Increase in Cash          (5,808)        (6,081)          563

Cash at beginning of period               6,371         12,452             -
				      --------------------------------------
Cash at end of period                $      563     $    6,371    $      563
				      ======================================



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Liabilities assumed in the acquisition
 of Northeast (USA) Corp. for common
 stock                               $        -     $        -    $ (190,957)
				      ======================================
Accounts payable satisfied by
 issuance of common stock and
 convertible note payable            $        -     $   20,000    $   32,395
				      ======================================
Software costs financed by issuance
 of common stock                     $        -     $        -    $   15,000
				      ======================================



See notes to the financial statements.
								     F-5



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

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses, has no current source of revenues or funds and has a
working capital deficit as of June 30, 2003.    The Company's continued
existence is dependent upon its ability to secure adequate financing. The Company plans to raise additional capital in the future; however there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Joint Venture

     Northeast (USA) Corp., in 1992, formed a joint venture agreement with the Northeast General Pharmaceutical Factory (NEGPF) a government owned pharmaceutical concern in Shenyang, China, whereby both companies established a joint venture company in China. Northeast (USA) Corp. and NEGPF were to have contributed certain assets to the joint venture. Northeast (USA) Corp. was to have contributed $2.1 million in cash and $1.15 million in technology for a total capital contribution of $3.25 million. NEGPF was to have contributed $750,000 in cash and a land-use right valued at $1.75 million for a total contribution of $2.5 million. Based upon the amount of contribution, Northeast (USA) Corp. owned 56.52% of the joint venture and NEGPF owned 43.48%. To date, Northeast (USA) Corp. has contributed $1 million of cash and has contributed the technology. NEGPF has contributed $750,000 of cash but has not contributed the land-use right. The joint venture had only limited start-up operations and operations effectively ceased in 1997 due to lack of funding. Northeast (USA) Corp. has communicated with NEGPF that it no longer has any interest in the joint venture. As such the Company had reserved $620,535 against the investment the joint venture. During the year ended June 30, 2003, the Company determined the investment in joint venture to be permanently impaired and wrote off the asset and the associated reserve. This transaction did not have a material effect on the financial statements.

Advertising Costs

     Advertising costs are charged to operations when incurred. Advertising costs charged to expense were $0 for the year ended June 30, 2003, $1,360 for the year ended June 30, 2002, and $6,216 for the period July 19, 1999 (date of inception) to June 30, 2003.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant impact on the Company's results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the require accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.
Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November
1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

     In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

			   Buy It Cheap.com, Inc.
		       (A Development Stage Company)
		      Notes to the Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS, Continued

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including
Indirect Guarantees of Indebtedness of Others.   FIN 45 requires a company,
at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements are effective for the Company during the third quarter ending March 31, 2003. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial position.


DUE TO/FROM OFFICERS AND DIRECTORS

     Amounts due to/from Officers and Directors represent unsecured, non-interest bearing loans, having no repayment terms.


ADVANCE FROM SHAREHOLDER

     Advance from shareholder represents an unsecured, non interest bearing dvance, having no specific repayment terms.

			   Buy It Cheap.com, Inc.
		      (A Development Stage Company)
		    Notes to the Financial Statements

PROPERTY AND EQUIPMENT

     Property and equipment at cost, less accumulated depreciation and amortization, consists of the following:

						    June 30,
					       2003          2002
					     ----------------------
Equipment                                   $  5,935      $  5,935
Software                                      32,340        32,340
					      ------        ------
Subtotal                                      38,275        38,275

Less accumulated depreciation and
 amortization                                 36,494        29,917
					      ------        ------
Total                                       $  1,781      $  8,358
					      ======        ======

Depreciation expense charged to operations was $6,577 for the year ended June 30, 2003 and $11,967 for the year ended June 30, 2002, and $36,494 for the period July 19, 1999 (date of inception) to June 30, 2003.

OPERATING LEASE COMMITMENTS

     The Company leases office space on a month to month basis. Rent expense was $1,500 for the year ended June 30, 2003 and $1,800 for the year ended June 30, 2002, and $3,750 for the period July 19,1999 (date of inception) to June 30, 2003.

INCOME TAXES

     The Company's deferred tax asset is comprised of the following temporary differences:


						 June 30,
					    2003          2002
					  ----------------------
Net operating losses                      $ 658,575    $  627,191

Differences between basis of reporting
 for book and tax                                 -       620,500
					    -------     ---------
Total                                     $ 658,575    $1,247,691
					    =======     =========

     The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows:


						  June 30,
					      2003         2002
					  ----------------------
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


INCOME TAXES, Continued

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


     Those amounts have been presented in the Company's financial statements as follows:


						 June 30,
					    2003          2002
					  ----------------------
Deferred tax asset, noncurrent            $ 224,000   $ 214,000

Total valuation allowance recognized for
 deferred tax assets                       (224,000)   (214,000)
					   --------    --------
Net deferred tax assets                   $       -   $       -
					   ========    ========

     The Company has available net operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:



						FEDERAL       STATE
					      ------------------------
		 Available Through

			      2004             $            $ 191,664
			      2005                            181,950
			      2006                             50,064
			      2007                             69,097
			      2008                             79,342
			      2009                             57,774
			      2010                             31,384
			      2017               191,664
			      2018               181,950
			      2019                50,064
			      2020                69,097
			      2021                79,342
			      2022                57,774
			      2023                31,384
					       ---------    ---------
					       $ 661,275    $ 661,275
					       =========    =========

			   Buy It Cheap.com, Inc.
		       (A Development Stage Company)
		     Notes to the Financial Statements

LOSS PER SHARE

     In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", basic earnings per share amounts are computed based on the weighted average number of shares outstanding. The number of shares used in the computations were 9,040,427 for the year ended June 30, 2003, 8,990,016 for the year ended June 30, 2002, and 8,224,582 for the period from July 19, 1999 (date of inception) to June 30, 2003.

     The effect of assuming the conversion of the Series C convertible preferred stock as a common stock equivalent would be antidilutive, and was therefore not considered in the computation of diluted earnings per share.

     The following is a reconciliation of net loss to net loss per share - basic and diluted.
							 For the
				For the     For the    Period July
				 Year        Year        19, 1999
				 Ended      Ended       (date of
				June 30,   June 30,    inception) to
				 2003        2002      June 30, 2003
			      ----------------------------------------

Net Loss                       $ (31,384)  $ (57,774)   $ (237,597)

Less: Dividends on Preferred
 Stock net of tax benefit         (2,400)     (2,400)       (9,600)
				----------------------------------
Loss Applicable to common
 shareholders - basic            (33,784)    (60,174)     (247,197)
				==================================
Loss Applicable to Common
 Shareholders -
 Assuming dilution             $ (33,784)  $ (60,174)   $ (247,197)
				==================================

Weighted Average Shares
 Outstanding                   9,040,427   8,990,016     8,224,582
			       ===================================


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, due to/from officers, accounts payable and accrued expenses and the convertible note payable approximates fair value because of the short maturity of these instruments.

Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

PREFERRED STOCK

     In May 1994, Northeast (USA) Corp. issued 275,000 shares of its newly designated Series C convertible stock, $.001 par value, for an aggregate amount of $825,000 to a group of private investors. Except for $30,000 (representing 10,000 shares) of the preferred stock, all had been converted according to their terms prior to July 1, 1998. The Company has the right to redeem the shares at $4.50 per share. The shares carry a stated dividend rate of 8% per annum. Dividends are cumulative and are payable quarterly. No cash dividends have ever been paid. Some former preferred shareholders (prior to or simultaneous with their conversion) have accepted shares of the Company's common stock in lieu of cash dividends. Those that did not accept shares of common stock for dividends and those that did not convert their preferred shares are owed a total of $111,190 of dividend arrearages at June 30, 2003 and $108,790 of dividend arrearages at June 30, 2002.

			  Buy It Cheap.com, Inc.
		      (A Development Stage Company)
		    Notes to the Financial Statements


CONVERTIBLE NOTE PAYABLE

     During the period ended June 30, 2000 the Company entered into an agreement with one of its creditors whereby the amount of the creditor's claim ($32,395) was settled through the issuance of 32,395 of the Company's common shares and a convertible note for $16,198. The note is non-interest bearing and was due on December 31, 2002. The note may be converted at the creditor's option, into 32,395 shares of the Company's common stock prior to that date. The Company is in default on this note payable.

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

     If the Company is unable to resolve these claims, it may be unable to proceed with its business.