Form 10QSB
period 2003-09-30
BUY IT CHEAP COM INC /DE
filed 2003-11-12
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to _____________

                     Commission file number      000-13337

                              Buy It Cheap.com, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                       22-2497491
   ------------------------------------------------------------------------
  (State or other jurisdiction of                (IRS Employer
   incorporation or organization)                 Identification No.)

                    1800 Bloomsbury Avenue, Ocean, NJ 07712
                    ---------------------------------------
                   (Address of principal executive offices)

                                 732-922-3355
                           -------------------------
                          (Issuer's telephone number)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
     Yes  [X]    No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,040,582 shares of Common Stock, $.001 par value per share, at October 15, 2003.

                       PART I - FINANCIAL INFORMATION



Item 1. Financial Statements of Buy It Cheap.com, Inc.

        Balance Sheet as of September 30, 2003 and June 30, 2003.

        Statements of Loss (unaudited) for the three month periods ended
         September 30, 2003 and 2002 and for the period July 19, 1999 to September 30, 2003.

        Statements of Cash Flows (unaudited) for the three months ended
         September 30, 2003 and 2002 and for the period July 19, 1999 to September 30, 2003.

        Notes to Financial Statements

                            BUY IT CHEAP.COM, INC.
                        (A Development Stage Company)

                                Balance Sheets
                                 (Unaudited)


                                               As of
                               ----------------------------------
                               September 30, 2003   June 30, 2003
Assets
 Current assets:
  Cash                              $     278          $     563
  Other current assets                  1,000              1,000
                                      -------            -------
  Total current assets                  1,278              1,563


Property and equipment, net of
 depreciation                           1,484              1,781
                                      -------            -------
  Total assets                      $   2,762          $   3,344
                                      =======            =======

Liabilities and Equity
 Current liabilities:
  Accounts payable                  $ 155,885          $ 153,944
  Due to officers and directors         5,559              5,559
  Convertible note payable             16,198             16,198
  Due to stockholder                   22,500             20,000
                                     --------           --------
  Total current liabilities           200,142            195,701
                                     --------           --------

  Total liabilities                   200,142            195,701

  Stockholders' equity:
   Preferred stock - Series C, $.001
    par Authorized - 2,000,000 shares
    Issued and outstanding - 10,000
     shares                                10                 10
   Common stock - $.001 par
    Authorized - 20,000,000 shares
    Issued and outstanding  9,190,802
    shares issued and 9,040,582 shares
    outstanding                         9,190              9,190
   Paid in capital                    787,140            787,140
   Treasury stock                    (751,100)          (751,100)
   Deficit accumulated during the
    development stage                (242,618)          (237,597)
                                     --------           --------
   Total stockholders' equity        (197,378)          (192,357)

   Total Liabilities and Equity    $    2,762         $    3,344
                                     ========           ========





See Notes to the Financial Statements

                             BUY IT CHEAP.COM, INC.
                        (A Development Stage Company)
                              Statements of Loss
                                  (Unaudited)


                                        For the three         Cumulative
                                        months ended       from July 19, 1999
                                        September 30,       to September 30,
                                     2003           2002         2003
                                   -------------------------------------------
Revenues                          $      -      $       -       $       -
                                   -------        -------        --------
Direct operating costs                 696            675          24,083
General and administrative
 expenses                            4,325          7,852         218,535
                                   -------        -------        --------
Total expenses                       5,021          8,527         242,618
                                   -------        -------        --------
Net loss                          $ (5,021)     $  (8,527)      $(242,618)
                                   =======        =======        ========

Weighted average number of
 shares outstanding              9,040,582      9,040,582
                                 =========      =========

Loss per common share             $      -      $       -
                                   =======       ========
Loss per common share assuming
 dilution                         $      -      $       -
                                   =======       ========





See Notes to Financial Statements

                            BUY IT CHEAP.COM, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                (Unaudited)

                                         For the three         Cumulative
                                         months ended       from July 19, 1999
                                         September 30,       to September 30,
                                      2003           2002         2003
                                   -------------------------------------------
Cash flows from operating
 activities:-
  Net loss                          $  (5,021)    $  (8,527)   $   (242,618)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
   Depreciation and amortization          297         2,992          36,791
  Changes in assets and liabilities
   Other current assets                     -             -          (1,000)
   Accounts payable                     1,939          (573)         20,953
                                     --------      --------       ---------
   Net cash used by operating
    activities                         (2,785)       (6,108)       (185,874)
                                     --------      --------       ---------
Cash flows from investing activities
  Purchase of property and equipment        -             -         (23,275)

  Cash acquired                             -             -           1,927
                                     --------      --------       ---------
                                            -             -         (21,348)
                                     --------      --------       ---------

Cash flows from financing activities:
  Sale of Common stock                      -             -         185,000
  Loan from stockholder                 2,500        20,000          22,500
                                     --------      --------       ---------
                                        2,500        20,000         207,500
                                     --------      --------       ---------
Net increase (decrease) in cash          (285)       13,892             278
Cash at beginning of period               563         6,371               -
                                     --------      --------       ---------
Cash at end of period               $     278     $  20,263      $      278
                                     ========      ========       =========


     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Liabilities assumed in the acquisition of Northeast (USA)
   Corp. for common stock                                        $ (190,957)
  Accounts payable satisfied by issuance of common stock
   and convertible note payable                                      32,395
  Software costs financed by issuance of common stock                15,000
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

In the opinion of management, the information furnished for the three month periods ended September 30, 2003 and 2002 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month periods ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2004. It is suggested that the interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2003, as filed with the Securities and Exchange Commission on Form 10-KSB.


Net Loss Per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share was 9,040,582 for each of the three month periods September 30, 2003 and 2002. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock since the effect would be anti-dilutive.


Due to Stockholder

During the current fiscal year, a stockholder made a $2,500 advance to the Company. The characterization of the advance and its use by the Company has not yet been determined.

Item 2.   Management's Discussion and Analysis or Plan of Operation

The Company entered the Internet retailing business through the formation of a separate entity by two of its directors. The new entity was able to raise limited start-up capital for an Internet retailing business. For accounting purposes, the combination of the two companies was treated as an acquisition of the Company by this new entity. Subsequent to the completion of this acquisition the Company changed its name to Buy It Cheap.com, Inc. and planned to commenced an Internet retailing operation under the website "Buyitcheap.com." The Company must still arrange settlement of its liabilities and raise substantial new investment capital in order to effectively develop this business.

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


              DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor provisions. When used in this Quarterly Report on Form 10-QSB, the words estimate, project, believe, anticipate, intend, expect, plan, predict, may, "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements.

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

Item 3.  Controls and Procedures

Anthony J. Consi, our Chief Executive Officer, and Stephen E. Roman, Jr., our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of September 30, 2003. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Messrs. Consi and Roman performed their evaluation.


                        PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits

          31. Rule 13a-14(a) Certification
          32. Rule 13a-14(a) Certification


          (b) Current Reports on Form 8-K filed during the quarter ended September 30, 2003

          None.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BUY IT CHEAP.COM, INC.

                                             /s/ Stephen E. Roman, Jr.
                                             -----------------------------
Date: October 31, 2003                               Signature
                                             Stephen E. Roman, Jr.
                                             Vice President and Principal
                                              Accounting Officer

EXHIBIT 31: Rule 13a-14(a)CERTIFICATION

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

Date:  October 31, 2003           /s/  Anthony J. Consi
                                  -----------------------------------------
                                  Anthony J. Consi, Chief Executive Officer


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

Date:  October 31, 2003        /s/ Stephen E. Roman, Jr.
                               -----------------------------------------------
                               Stephen E. Roman, Jr., Chief Financial Officer


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

October 31, 2003                   /s/  Anthony J. Consi
                                   ---------------------------
                                   Anthony J. Consi
                                   (Chief executive officer)

                                   /s/ Stephen E. Roman, Jr.
                                   ---------------------------
                                   Stephen E. Roman, Jr.
                                   (Chief financial officer)