Form 10QSB
period 2003-12-31
BUY IT CHEAP COM INC /DE
filed 2004-02-17
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended      December 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to _____________

                     Commission file number   000-13337

                           Buy It Cheap.com, Inc.
      ----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                22-2497491
  ---------------------------------------------------------------------------
 (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                     Identification No.)

                   1800 Bloomsbury Avenue, Ocean, NJ 07712
                  -----------------------------------------
                  (Address of principal executive offices)

                                732-922-3355
                        --------------------------
                        (Issuer's telephone number)


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

                   9,040,582 shares of Common Stock,
                   $.001 par value per share, at February 13, 2004

PART I - FINANCIAL INFORMATION



Item 1. Financial Statements of Buy It Cheap.com, Inc.

        Balance Sheet as of December 31, 2003 and June 30, 2003.

        Statements of Loss (unaudited) for the three and six month periods ended December 31, 2003 and 2002 and for the period July 19, 1999 to December 31, 2003.

        Statements of Cash Flows (unaudited) for the six months ended December 31, 2003 and 2002 and for the period
         July 19, 1999 to December 31, 2003.

        Notes to Financial Statements

                           BUY IT CHEAP.COM, INC.
                       (A Development Stage Company)
                              Balance Sheets

                                                         As of
                                         December 31, 2003  June 30, 2003
                                          (unaudited)
                                         --------------------------------
                     Assets
Current assets:
   Cash                                      $      192       $     563
   Other current assets                           1,000           1,000
                                                -------        --------
                Total current assets              1,192           1,563
                                                -------        --------

Property and equipment, net of depreciation       1,188           1,781
                                                -------        --------
     Total assets                             $   2,380       $   3,344
                                                =======        ========

                     Liabilities and Equity
Current liabilities:
   Accounts payable                           $ 155,854       $ 153,944
   Due to officers and directors                  5,559           5,559
   Convertible note payable                      16,198          16,198
   Due to stockholder                            26,000          20,000
                                               --------        --------
                Total current liabilities       203,611         195,701
                                               --------        --------
     Total liabilities                          203,611         195,701
                                               --------        --------

Stockholders' equity:
   Preferred stock - Series C, $.001 par
    Authorized - 2,000,000 shares
    Issued and outstanding - 10,000 shares           10              10
   Common stock - $.001 par
    Authorized - 20,000,000 shares
    Issued and outstanding - 9,190,802
    shares issued and 9,040,582 shares
    outstanding                                   9,190           9,190
   Paid in capital                              787,140         787,140
   Treasury stock                              (751,100)       (751,100)
   Deficit accumulated during
    the development stage                      (246,471)       (237,597)
                                               --------        --------
     Total Stockholders' equity                (201,231)       (192,357)
                                               --------        --------
     Total Liabilities and Equity             $   2,380       $   3,344
                                               ========        ========






See Notes to the Financial Statements

                            BUY IT CHEAP.COM, INC.
                         (A Development Stage Company)
                             Statements of Loss
                                 (unaudited)
                                                                 Cumulative
                                                                  for the
                     For the three months   For the six months       period
                           ended                 ended           July 19, 1999
                        December 31,          December 31,            to
                      2003        2002      2003       2002   December 31, 2003
-------------------------------------------------------------------------------

Sales Revenues      $       -  $       -  $      -  $       -      $        -
                     --------------------------------------------------------

Direct operating costs    416        491     1,113      1,166          24,499
General and
 administrative
 expenses               3,437      6,995     7,762     14,847         221,972
                     --------------------------------------------------------
 Total expenses         3,853      7,486     8,875     16,013         246,471
                     --------------------------------------------------------

 Net loss           $  (3,853) $  (7,486) $ (8,875) $ (16,013)     $ (246,471)
                     ========================================================
Weighted average
 number of shares
 Outstanding        9,040,582  9,040,582 9,040,582  9,040,582
                    =========================================================

 Net loss per share $       -  $       -  $      -  $       -
                     ========================================================








See Notes to Financial Statements

                           BUY IT CHEAP.COM, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)
                                                                   Cumulative
                                                   For the        from July 19,
                                                six months ended     1999 to
                                                  December 31,     December 31,
                                               2003           2002    2003
                                             --------------------- -----------

Cash flows from operating activities:-
    Net loss                                $ (8,875)  $ (16,013)   $ (246,471)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation and amortization               594       5,982        37,089
     Changes in assets and liabilities
      Other current assets                         -           -        (1,000)
      Accounts payable                         1,910      (6,572)       20,922
                                             -------------------     ---------
    Net cash used by operating activities     (6,371)    (16,603)     (189,460)
                                             -------------------     ---------

Cash flows from investing activities
 Purchase of property and equipment                -           -       (23,275)
 Cash acquired                                     -           -         1,927
                                             -------------------     ---------
                                                   -           -       (21,348)
                                             -------------------     ---------
Cash flows from financing activities:
 Sale of Common stock                              -           -       185,000
 Loan from stockholder                         6,000      20,000        26,000
                                             -------------------     ---------
                                               6,000      20,000       211,000
                                             -------------------     ---------
Net increase (decrease) in cash                 (371)      3,397           192

Cash at beginning of period                      563       6,371             -
                                             -------------------     ---------
Cash at end of period                       $    192   $   9,768    $      192
                                             ===================     =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Liabilities assumed in the acquisition of Northeast (USA)
Corp. for common stock                                          $ (190,957)

Accounts payable satisfied by issuance of common stock and
convertible note payable                                            32,395

Software costs financed by issuance of common stock                 15,000
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

In the opinion of management, the information furnished for the three and six month periods ended December 31, 2003 and 2002 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial results for the respective interim periods.
The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2004. It is suggested that the interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2003, as filed with the Securities and Exchange Commission on Form 10-KSB.


Net Loss Per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share was 9,040,582 for each of the three and six month periods December 31, 2003 and 2002. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock since the effect would be anti-dilutive.


Due to Stockholder

During the current fiscal year, a stockholder made a $6,000 advance to the Company. The characterization of the advance and its use by the Company has not yet been determined.

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

Item 3.  Controls and Procedures

Anthony J. Consi, our Chief Executive Officer, and Stephen E. Roman, Jr., our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2003. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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


          (b) Current Reports on Form 8-K filed during the quarter ended December 31, 2003

              None.

                                SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BUY IT CHEAP.COM, INC.
                                             ________________________
Date: February 16, 2004                      Signature
                                             Stephen E. Roman, Jr.
                                              Vice President and Principal
                                              Accounting Officer

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

Date:  February 16, 2004         /s/  Anthony J. Consi
                                 -----------------------------------------
                                 Anthony J. Consi, Chief Executive Officer

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


Date:  February 16, 2004           /s/ Stephen E. Roman, Jr.
                                   ---------------------------
                                   Stephen E. Roman, Jr.,
                                   Chief Financial Officer

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

February 16, 2004                   /s/ Anthony J. Consi
                                    -------------------------
                                    Anthony J. Consi
                                    (Chief executive officer)

                                    /s/ Stephen E. Roman, Jr.
                                    -------------------------
                                    Stephen E. Roman, Jr.
                                    (Chief financial officer)