Form 10QSB
period 2004-03-31
BUY IT CHEAP COM INC /DE
filed 2004-05-06
CIK 745651

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to _____________

                      Commission file number   000-13337


                             Buy It Cheap.com, Inc.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


        Delaware                                           22-2497491
  --------------------------------------------------------------------------
  (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                        Identification No.)


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

                 9,040,582 shares of Common Stock,
                 $.001 par value per share, at April 15, 2004.

                       PART I - FINANCIAL INFORMATION



Item 1. Financial Statements of Buy It Cheap.com, Inc.

        Balance Sheet as of March 31, 2004 and June 30, 2003.

        Statements of Loss (unaudited) for the three and nine month periods ended March 31, 2004 and 2003 and for the period
         July 19, 1999 and March 31, 2004.

        Statements of Cash Flows (unaudited) for the nine months ended March 31, 2004 and 2003 and for the period July 19, 1999 to March 31, 2004.

        Notes to Financial Statements

                           BUY IT CHEAP.COM, INC.
                       (A Development Stage Company)
                               Balance Sheets


                                                       As of
                                          March 31, 2004   June 30, 2003
                                          ------------------------------
                                                    (Unaudited)
     Assets

Current assets:
  Cash                                    $     148        $     563
  Other current assets                        1,000            1,000
                                           --------         --------
     Total current assets                     1,148            1,563
                                           --------         --------

Property and equipment, net of
 depreciation                                   891            1,781
                                           --------         --------
     Total assets                         $   2,039        $   3,344
                                           ========         ========

     Liabilities and Equity
Current liabilities:
 Accounts payable                         $ 161,097        $ 153,944
 Due to officers and directors                5,559            5,559
 Convertible note payable                    16,198           16,198
 Deposit                                     29,500           20,000
                                           --------         --------
     Total current liabilities              212,354          195,701
                                           --------         --------
     Total liabilities                      212,354          195,701
                                           --------         --------
Stockholders' equity:
 Preferred stock - Series C, $.001 par
  Authorized - 2,000,000 shares
  Issued and outstanding - 10,000 shares         10               10
 Common stock - $.001 par
  Authorized - 20,000,000 shares
  Issued and outstanding - 9,190,802
  shares issued and 9,040,582 shares
  outstanding                                 9,190            9,190
 Paid in capital                            787,140          787,140
 Treasury stock                            (751,100)        (751,100)
 Deficit accumulated during the
  development stage                        (255,555)        (237,597)
                                           --------         --------
     Total stockholders' equity            (210,315)        (192,357)
                                           --------         --------
     Total Liabilities and Equity         $   2,039        $   3,344
                                           ========         ========


See Notes to the Financial Statements

                           BUY IT CHEAP.COM, INC.
                       (A Development Stage Company)
                            Statements of Loss
                                (unaudited)



                                For the              For the          Cumulative
                           three months ended   nine months ended   for the period
                                March 31,           March 31,        July 19, 1999
                            2004        2003     2004       2003   to Mar. 31, 2004
-----------------------------------------------------------------------------------

Sales Revenues           $      -    $      -  $       -   $       -    $        -
                          --------------------------------------------------------
Direct operating costs          -       1,035      1,113       2,201        24,499
General and administrative
 expenses                   9,084       4,574     16,845      19,421       231,056
                          --------------------------------------------------------
     Total expenses         9,084       5,609     17,958      21,622       255,555
                          --------------------------------------------------------
     Net loss            $ (9,084)   $ (5,609) $ (17,958)  $ (21,622)   $ (255,555)
                          ========================================================

Weighted average number
 of shares Outstanding  9,040,582   9,040,582  9,040,582   9,040,582
                        ============================================

Net loss per share       $      -    $      -  $       -   $       -
                          ==========================================






See Notes to Financial Statements

                           BUY IT CHEAP.COM, INC.
                       (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)
                                                                  Cumulative
                                                                 from July 19,
                                      For the nine months ended     1999 to
                                              March 31,            March 31,
                                         2004          2003          2004
                                      ----------------------------------------
Cash flows from operating activities:-
 Net loss                             $ (17,958)    $ (21,622)    $ (255,555)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Depreciation and amortization             890         6,280         37,386
  Changes in assets and liabilities
   Other current assets                       -             -         (1,000)
   Accounts payable                       7,153        (6,387)        26,165
                                       --------      --------      ---------
   Net cash used by operating
    activities                           (9,915)      (21,729)      (193,004)
                                       --------      --------      ---------
Cash flows from investing activities
 Purchase of property and equipment           -             -        (23,275)
 Cash acquired                                -             -          1,927
                                       --------      --------      ---------
                                              -             -        (21,348)
                                       --------      --------      ---------
Cash flows from financing activities:
 Sale of Common stock                         -             -        185,000
 Deposit received                         9,500        20,000         29,500
                                       --------      --------      ---------
                                          9,500        20,000        214,500
                                       --------      --------      ---------
Net increase (decrease) in cash            (415)       (1,729)           148

Cash at beginning of period                 563         6,371              -
                                       --------      --------      ---------
Cash at end of period                 $     148     $   4,642     $      148
                                       ========      ========      =========



    SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    Liabilities assumed in the acquisition of Northeast (USA)
     Corp. for common stock                                   $ (190,957)
    Accounts payable satisfied by issuance of common stock
     and convertible note payable                                 32,395
    Software costs financed by issuance of common stock           15,000
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

In the opinion of management, the information furnished for the three and nine month periods ended March 31, 2004 and 2003 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2004. It is suggested that the interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2003, as filed with the Securities and Exchange Commission on Form 10-KSB.


Net Loss Per Common Share

The weighted average number of common shares outstanding used in computing net loss per common share was 9,040,582 for each of the three and nine month periods March 31, 2004 and 2003. The weighted average number of common shares used in computing the net loss per common share does not include any shares issuable upon the assumed conversion of the preferred stock since the effect would be anti-dilutive.


Due to Stockholder

As of March 31, 2004, a stockholder has made $29,500 of advances to the Company. The Company has characterized these advances as deposits received against the future sale of some of the Company's assets.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     The Company entered the Internet retailing business through the formation of a separate entity by two of its directors. The new entity was able to raise limited start-up capital for an Internet retailing business. For accounting purposes, the combination of the two companies was treated as an acquistion of the Company by this new entity. Subsequent to the completion of this acquisition the Company changed its name to Buy It Cheap.com, Inc. and planned to commence an Internet retailing operation under the website "Buyitcheap.com." The Company, however, has been unable to arrange settlement of its liabilities and raise substantial new investment capital needed to effectively develop this business. Additionally, the Company has recently had difficulty raising the small amount of capital necessary to remain a viable entity.

     Recently, the Company has received several inquiries from companies desiring to merge into (a reverse merger) the Company to take advantage of its publicly held status. In light of its current financial situation the Company has decided that it would be in the best interest of shareholders to seek an acceptable merger partner. After evaluating several inquiries, the Company on April 13, 2004 entered into a Share Exchange Agreement with the shareholders of Cashtech Investment Limited, a British Virgin Islands corporation. Cashtech Investment Limited is a holding company which owns 70% of the outstanding capital stock of Harbin Zhongqiang Power-Tech Co., Inc., a China limited liability company ("ZQ Power-Tech").

ZQ Power-Tech owns a factory near Harbin, China where it designs and manufactures rechargeable polymer lithium-ion batteries. ZQ Power-Tech's batteries are used in consumer products such portable computers, personal digital assistants and cellular telephones. ZQ Power-Tech also manufactures larger batteries for use in motor scooters as well as encased batteries for miners' lamps. ZQ Power-Tech was founded in August 2002 and had only nominal sales during 2003. Currently, however, ZQ Power-Tech has a backlog of orders for delivery in 2004 exceeding U.S. $4.5 million.

Closing of the acquisition is expected to take place in May, after filings with the Securities and Exchange Commission and the State of Delaware are made, an information statement is mailed to the shareholders of Buy It Cheap.com, and the parties complete their due diligence. At the closing Buy It Cheap.com will acquire all of the outstanding capital stock of Cashtech Investment Limited, and will issue Buy It Cheap.com common stock and preferred stock that will give the current owners of Cashtech Investment Limited ownership of 91% of the equity in Buy It Cheap.com, Inc.

A Current Report on Form 8-K containing information regarding Cashtech Investment Limited and ZQ Power-Tech will be filed promptly after the closing of the acquisition.

Item 3.  Controls and Procedures

     Anthony J. Consi, our Chief Executive Officer, and Stephen E. Roman, Jr., our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of March 31, 2004. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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

          (b) Current Reports on Form 8-K filed during the quarter ended March 31, 2004

              None.

                                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          BUY IT CHEAP.COM, INC.




Date: May 5, 2004                         /s/ Stephen E. Roman, Jr.
                                          ----------------------------
                                          Stephen E. Roman, Jr.
                                          Vice President and Principal
                                           Accounting Officer




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

Date:  May 5, 2004                       /s/  Anthony J. Consi
                                         --------------------------------
                                         Anthony J. Consi, Chief Executive
                                          Officer


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

Date:  May 5, 2004                     /s/ Stephen E. Roman, Jr.
                                       --------------------------------------
                                       Stephen E. Roman, Jr., Chief Financial
                                        Officer


                     *       *       *       *       *

                  EXHIBIT 32: Rule 13a-14(b) CERTIFICATION

The undersigned officers certify that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Buy It Cheap. com, Inc.

A signed original of this written statement required by Section 906 has been provided to Buy It Cheap.com, Inc. and will be retained by Buy It Cheap.com, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

May 5, 2004                               /s/ Anthony J. Consi
                                          -----------------------------
                                          Anthony J. Consi
                                          (Chief executive officer)

                                          /s/ Stephen E. Roman, Jr.
                                          -----------------------------
                                          Stephen E. Roman, Jr.
                                          (Chief financial officer)