Form 10QSB
period 2004-06-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2004-08-23
CIK 745651

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         Commission File No. 0-13337


                      ADVANCED BATTERY TECHNOLOGIES, INC.
                --------------------------------------------
               (Name of Small Business Issuer in its Charter)


          Delaware                                      22-2497491
   -----------------------------------------------------------------------
  (State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
  incorporation or organization)

                100 Wall Street, 15th Floor, New York, NY 10005
                -----------------------------------------------
                   (Address of Principal Executive Offices)

                Issuer's Telephone Number: (212) 232-0120 x 221

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.      Yes  [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                         August 19, 2004
                         Common Voting Stock: 10,380,169

Transitional Small Business Disclosure Format (check one):    Yes  [ ]  No [X]

PART 1.  FINANCIAL INFORMATION


                       Advanced Battery Technologies, Inc.
                           Consolidated Balance Sheet
                                 June 30, 2004



         Assets

Current Assets
 Cash                                     $    36,046
 Accounts receivable                          319,034
 Inventories                                  236,491
 Prepaid expenses                             239,819
 Loan receivable, other                        59,775
                                           ----------
 Total Current Assets                         891,165

Property, plant and equipment, net          2,554,118
Construction in process                     3,324,638
Rights to use land and power, net             435,302
Patents, net                                  101,061
                                           ----------
 Total Assets                               7,306,284
                                           ==========

         Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses        361,636
 Notes payable                                362,463
 Current maturities of long term debt          19,936
 Customer deposits                            227,800
 Welfare payable                               37,908
 Taxes payable                                 28,752
 Loan payable, others                         471,147
                                           ----------
 Total Current Liabilities                  1,509,642


Long-term debt, excluding current
 maturities                                    12,233
Minority interest in consolidated
 subsidiary net assets                      1,720,980
                                           ----------
 Total Liabilities                          3,242,855
                                           ----------
Stockholders' Equity
 Common stock, $0.001 par value;
  60,000,000 shares authorized,
  19,842,582 issued and outstanding            19,843
 Preferred stock, $0.001 par value;
  5,000,000 shares authorized,
  806,113 issued and outstanding                    -
 Additional paid in capital                 4,667,783
 Accumulated deficit                         (664,929)
 Exchange reserve                              40,732
                                           ----------
 Total Stockholders' Equity                 4,063,429
                                           ----------
 Total Liabilities and Stockholders'
  Equity                                  $ 7,306,284
                                           ==========



See notes to consolidated financial statements.

                     Advanced Battery Technologies, Inc.
                    Consolidated Statements of Operations
             For the Three Months Ended June 30, 2004 and 2003
                                (Unaudited)



                                       Three Months Ended June 30,
                                       ---------------------------
                                          2004             2003

Revenues                               $   492,666     $        -
Cost of Sales                              343,552              -
                                         ---------      ---------
Gross Profit                               149,114              -
                                         ---------      ---------

Costs and Expenses:
 Research and development                   13,184              -
 General and administrative                103,412         54,474
 Selling expense                             6,637        	-
                                         ---------      ---------
 Total Costs and Expenses                  123,233         54,474
                                         ---------      ---------

Income (Loss) From Operations               25,881        (54,474)
                                         ---------      ---------
Other Income (Expense):
 Interest expense                             (781)             -
 Other expense                                 (40)             -
 Interest income                                 6              -
                                         ---------      ---------
 Total Other Income (Expense)                 (815)             -
                                         ---------      ---------
Minority Interest in Consolidated
 Subsidiary                                 (7,520)             -
                                         ---------      ---------
Net Loss                               $    17,546     $  (54,474)
                                         =========      =========

Loss Per Common Share
 Basic                                 $         -     $    (0.01)
                                         =========      =========

 Diluted                               $         -     $    (0.01)
                                         =========      =========

Weighted Average Common Shares Outstanding

 Basic                                  19,842,582     	9,040,427
                                        ==========      =========

 Diluted                               100,453,882      9,040,427
                                       ===========      =========


See notes to consolidated financial statements.

                     Advanced Battery Technologies, Inc.
                    Consolidated Statements of Operations
              For the Six Months Ended June 30, 2004 and 2003
                                (Unaudited)



                                       Six Months Ended June 30,
                                       -------------------------
                                         2004            2003

Revenues                               $   968,675    $        -
Cost of Sales                              610,118             -
                                         ---------      --------
Gross Profit                               358,557             -
                                         ---------      --------

Costs and Expenses:
 Research and development                   37,017             -
 General and administrative                348,119        70,913
 Selling expense                            13,742             -
                                         ---------     ---------
 Total Costs and Expenses                  398,878        70,913
                                         ---------     ---------
Loss From Operations                       (40,321)      (70,913)
                                         ---------     ---------
Other Income (Expense):
 Interest expense                           (7,872)            -
 Interest income                               105             -
                                         ---------     ---------
 Total Other Income (Expense)               (7,767)            -
                                         ---------     ---------
Minority Interest in Consolidated
 Subsidiary                                 14,426             -
                                         ---------     ---------
Net Loss                               $   (33,662)   $  (70,913)
                                         =========     =========

Loss Per Common Share
 Basic                                 $         -    $    (0.01)
                                         =========     =========

 Diluted                               $         -    $    (0.01)
                                         =========     =========

Weighted Average Common Shares
 Outstanding
 Basic                                  19,842,582     9,040,427
                                        ==========     =========

 Diluted                               100,453,882     9,040,427
                                       ===========     =========




See notes to consolidated financial statements.

                     Advanced Battery Technologies, Inc.
                    Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 2004 and 2003
                                 (Unaudited)



                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                       2004             2003

Cash Flows From Operating Activities:
 Net Loss                                         $   (33,662)    $   (70,913)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                        80,292          20,434
  Minority interest                                   (14,426)              -
  Loss on foreign currency exchange                         -          25,988
  Changes in operating assets and liabilities:
   Accounts receivable                               (318,973)              -
   Inventory                                         (133,716)        (13,604)
   Prepaid expenses                                    38,287               -
   Taxes payable                                       57,247          (3,771)
   Welfare payable                                     17,362           1,404
   Customer deposits                                  227,731               -
   Accounts payable and accrued expenses              322,418               -
                                                    ---------       ---------
 Net Cash Used in Operating Activities                242,560         (40,462)
                                                    ---------       ---------

Cash Flows From Investing Activities:
 Purchase of construction in progress                (504,008)       (113,223)
 Purchase of property and equipment                  (127,875)        (60,589)
 Purchase of patents                                   (5,065)       (103,766)
                                                    ---------       ---------
 Net Cash Used in Investing Activities               (636,948)       (277,578)
                                                    ---------       ---------

Cash Flows From Financing Activities:
 Net proceeds from long-term debt                      10,421               -
 Net proceeds from loans payable - other              285,913         657,499
 Proceeds from (payments on) loan receivable - other   35,249         (28,373)
 Proceeds from officers' advances                      90,788          18,226
                                                    ---------       ---------
 Net Cash Provided by Financing Activities            422,371         647,352
                                                    ---------       ---------
Net Increase (Decrease) in Cash                        27,983         329,312

Cash and Cash Equivalents, beginning of period          8,063           2,441
                                                    ---------       ---------
Cash and Cash Equivalents, end of period           $   36,046      $  331,753
                                                    =========       =========


See notes to consolidated dance club.

              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


Interest paid                                      $        -      $        -
                                                    =========       =========

Income taxes paid                                  $        -      $        -
                                                    =========       =========



                  SUPPLEMENTAL SCHEDULE ON NON-CASH INVESTING
                           AND FINANCING ACTIVITIES

Capital increase in exchange of property,
 plant and equipment                               $        -      $  415,396
                                                    =========       =========


See notes to consolidated financial statements.

                     Advanced Battery Technologies, Inc.
                  Notes to Consolidated Financial Statements
                                (Unaudited)

BASIS OF PRESENTATION

These financial statements should be read in conjunction with a reading of the financial statements included in the Company's Current Report on Form 8-K dated May 6, 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

ACQUISITION OF ASSETS

On May 6, 2004 the Company acquired 100% of the outstanding capital stock of Cashtech Investment Limited, a British Virgin Island corporation ("Cashtech"). Cashtech is a holding company which owns 70% of the outstanding capital stock of Heilongjiang ZhongQiang Power-Tech Co., Ltd., a China limited liability company ("ZQ Power-Tech").

In exchange for ownership of Cashtech, the Company issued 9,720,000 shares of its common stock. It also issued 725,503 shares of Series D Preferred Stock. Each share of Series D Preferred Stock was convertible into 100 shares of the Company's common stock. At the closing of the acquisition, the Company also issued 1,080,000 shares of common stock and 80,610 shares of Series D Preferred Stock to Warner Technology and Investment Limited, which had served as advisor to Cashtech in connection with the transaction.

SUBSEQUENT EVENTS

On July 12, 2004 the Company filed a Restated Certificate of Incorporation with the Secretary of State of Delaware. The Restated Certificate of Incorporation amended the Certificate of Incorporation thus:

 1.The corporate name of the Company was changed from "Buy It Cheap.com, Inc." to "Advanced Battery Technologies, Inc."

 2.The authorized number of shares of capital stock was increased from 20,000,000 common shares and 2,000,000 preferred shares to 60,000,000 common shares and 5,000,000 preferred shares.

 3.There was a reverse split of the outstanding common stock on a 1-for-10 basis, effective at 8:00 P.M. on July 12, 2004. The Company will purchase fractional shares resulting from the reverse split on the basis of $3.50 per share.

Since July 13, 2004, the company's common stock has been listed on the OTC Bulletin Board under the symbol "ABAT."

Subsequent to the reverse stock split, the holders of the Series D Preferred Stock converted their shares into 8,051,130 shares of common stock. After the conversion, there were 10,220,169 common shares outstanding.

Item 2.  Management Discussion and Analysis

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding the business and financial prospects of Advanced Battery Technologies, Inc. and its subsidiary, ZQ Power-Tech. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

     1. ZQ Power-Tech has only recently initiated marketing. It is not yet known whether it will be able to sell its products in quantities sufficient to support significant growth and profitable operations.
     2. A number of competitors who have capital resources far greater than those of ZQ Power-Tech dominate the market for rechargeable batteries. If one or more of them chose to compete aggressively with ZQ Power-Tech, it might prevent ZQ Power-Tech from effectively expanding its customer base.
     3. If the current growth rate of the economy of China were to be significantly reduced or if China were to experience a recession, the market for ZQ Power-Tech's products would be reduced, and the capital available to fund its expansion program might also be reduced.

     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report. Readers should also take note that the Company will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

     Results of Operations

     Advanced Battery Technologies, Inc. is a holding company with one subsidiary. Its subsidiary owns 70% of the equity in Heilongjiang ZhongQiang Power-Tech Co., Ltd., a China limited liability company ("ZQ Power-Tech"), which is engaged in the business of designing, manufacturing and marketing rechargeable polymer lithium-ion ("PLI") batteries.

      During the year ended December 31, 2003 ZQ Power-Tech's activities were focused on development of its product line and the build-out of its manufacturing facility. ZQ Power-Tech recorded its first significant revenues in the first quarter of 2004, ending March 31, 2004. All but a trace of the $476,009 in sales recorded in that quarter were made to two customers. In the second quarter of 2004 ZQ Power-Tech's sales were only slightly greater, as revenue of $492,666 was recorded. Most of the second quarter sales were made to three customers.

     Deliveries in the second quarter were slow in part because the operations personnel at ZQ Power-Tech were focused throughout the quarter on completing additional factory facilities at ZQ Power-Tech's campus in Heilongjiang. These facilities have now been completed, resulting in a substantial increase in the manufacturing capacity of ZQ Power-Tech.

     Currently, ZQ Power-Tech has a backlog of $21 million. Almost the entire backlog consists of an order placed by Aiyingsi Enterprise Co., Ltd. of Taiwan for standard 3.7 volt PLI battery sets. Deliveries to Aiyingsi are scheduled monthly from September 30, 2004 through August 30, 2005.

     ZQ Power-Tech realized a 44% gross margin on its sales in the first quarter of 2004. In the second quarter gross margin was reduced to 30%, reflecting a different mix of products sold in the second quarter. The gross margin ratio in the future will depend considerably upon which of ZQ Power-Tech's products are dominating sales. So it is premature to predict whether the 37% level achieved in the six months ended June 30, 2004 will be maintained.

     The general and administrative expenses recorded in the three months ended June 30, 2004 equaled approximately 21% of revenue. This was a substantial improvement over the first three months of 2004, when general and administrative expenses exceeded 50% of revenue. In both quarters, however, general and administrative expenses were disproportionate to revenue, primarily due to ZQ Power-Tech's ongoing expansion program. At the same time, ZQ Power-Tech incurred significant expenses in connection with its entry into the U.S. securities market through a reverse merger into a U.S. public company. Both of these factors will continue to swell general and administrative expenses for the immediate future. However the expected increase in ZQ Power-Tech's net sales should result in a better ratio of expenses to sales.

     ZQ Power-Tech reported a net loss of $48,088 for the six months ended June 30, 2004. However, because Advanced Battery owns only 70% of ZQ Power-Tech, the loss was reduced by $14,426 on Advanced Battery's statements of operations. If, in the future, ZQ Power-Tech reports earnings, the earnings will be similarly discounted by 30% on Advanced Battery's statements of operations, as long as there remains 30% of ZQ Power-Tech that is not owned by Advanced Battery.


Liquidity and Capital Resources

     To date, the development and initial operations of ZQ Power-Tech have been financed primarily by contributions to capital made by Zhiguo Fu, the Company's Chairman. At June 30, 2004 ZQ Power-Tech had a working capital deficit of $618,477, an increase in the deficit of $411,346 since March 31, 2004. Among the principal factors in the deficit were customer deposits totaling $227,800, which will be amortized as products are delivered, and an unsecured note payable to a Chinese institutional lender in the amount of $362,463. The note, which had been due on June 1, 2004, was recently restructured and is now due on January 1, 2005.

     Despite its negative working capital, ZQ Power-Tech has sufficient liquidity to fund its near-term operations. The principal capital resource available is $5,878,756 in property, plant and equipment and construction in process, which ZQ Power-Tech owns without lien. Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that secured financing will be available to it on favorable terms when needed. Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed. In addition, the Shuangcheng Science and Technology Bureau has committed to grant $604,105 to ZQ Power-Tech if its products have achieved international standards or the standards of the local bureau by the end of 2004.

     Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Item 3.  Controls and Procedures

     Zhiguo Fu, our Chief Executive Officer, and John Leo, our Chief
Financial Officer, performed an evaluation of the Company's disclosure
controls and procedures as of June 30, 2004.   Based on their evaluation, they
concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Messrs. Fu and Leo performed their evaluation.


PART II  OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     On May 6, 2004 Advanced Battery issued common stock and common stock derivatives to the nineteen shareholders of Cashtech Investment Limited. The number of shares issued, after the derivatives were fully converted into common stock, totaled 8,227,030 (after taking into account the recent 1-for-10 reverse split). The shares were issued in exchange for the capital stock of Cashtech Investment Limited. The transaction was exempt pursuant to Section 4(2) of the Act since the exchange was not made in a public offering and was made to individuals who had access to detailed information about Advanced Battery and who were acquiring the shares for their own accounts. There were no underwriters.

     On May 6, 2004 Advanced Battery issued 10,0000 shares (after taking into account the recent 1-for-10 reverse split) of common stock to Hoi Yat Kam.
The shares were issued in exchange for the Series C Preferred Stock previously issued by Advanced Battery to Dr. Hoi. The transaction was exempt pursuant to
Section 4(2) of the Act since the exchange was not made in a public offering and was made to an individuals who had access to detailed information about Advanced Battery and who was acquiring the shares for his own account. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of 2004.


Item 6.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K:

     - Report dated April 13, 2004 announcing contract to acquire Cashtech Investment Limited.
     - Report dated May 6, 2004 announcing acquisition of Cashtech Investment Limited.

     Exhibits:

     31    Rule 13a-14(a) Certifications
     32    Rule 13a-14(b) Certification


                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ADVANCED BATTERY TECHNOLOGIES, INC.


Date: August 20, 2004              By:  /s/ Zhiguo Fu
                                   ----------------------------------
                                   Zhiguo Fu, Chief Executive Officer


Date: August 20, 2004              By:  /s/ John C. Leo
                                   ----------------------------------
                                   John C. Leo, Chief Financial Officer

                      *       *       *       *       *





                  EXHIBIT 31: Rule 13a-14(a) Certifications

I, Zhiguo Fu, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Advanced Battery Technologies, Inc.;

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

Date: August 20, 2004      /s/ Zhiguo Fu
                           ----------------------------------
                           Zhiguo Fu, Chief Executive Officer

I, John C. Leo, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Advanced Battery Technologies, Inc.;

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

Date: August 20, 2004                       /s/ John C. Leo
                                            ---------------------------
                                            JohnC. Leo, Chief Financial
                                             Officer

                        *       *       *       *       *


                   EXHIBIT 32: Rule 13a-14(b) Certification

The undersigned officers certifies that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Advanced Battery Technologies, Inc.

A signed original of this written statement required by Section 906 has been provided to Advanced Battery Technologies, Inc. and will be retained by Advanced Battery Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 20, 2004    /s/ Zhiguo Fu
                         -----------------------------------
                         Zhiguo Fu (Chief Executive Officer)

Date: August 20, 2004    /s/ John C. Leo
                         -------------------------------------
                         John C. Leo (Chief Financial Officer)