Form 10QSB
period 2004-09-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2004-11-18
CIK 745651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2004

[ ]   Transition report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the transition period from _________ to _________

                        Commission File No. 0-13337

                     ADVANCED BATTERY TECHNOLOGIES, INC.
              ----------------------------------------------
              (Name of Small Business Issuer in Its Charter)

          DELAWARE                                     22-2497491
   ------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)

              100 Wall Street, 15th Floor, New York, NY 10005
              -----------------------------------------------
                  (Address of principal executive offices)

                            (212) 232-0120 x 221
              -----------------------------------------------
              (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements
for the past 90 days.    Yes [X]  No [ ]

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

   Title of each class of Common Stock    Outstanding as November 15, 2004
   ------------------------------------------------------------------------
   Common Stock, $0.001 par value                 10,715,169

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                     ADVANCED BATTERY TECHNOLOGIES, INC.
                                FORM 10-QSB
                                   INDEX


PART I	 - FINANCIAL INFORMATION

Item 1.	Financial Statements

        Consolidated Balance Sheets                           1

        Consolidated Statements of Operations                 2

        Consolidated Statements of Cash Flows                 3

        Notes to Unaudited Consolidated Financial Statements  4

Item 2.	Management's Discussion and Analysis or Plan
        of Operation                                         10

Item 3. Controls and Procedures                              11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                    12

Item 2. Changes in Securities                                12

Item 3. Defaults Upon Senior Securities                      12

Item 4.	Submission of Matters to a Vote of Security
        Holders                                              12

Item 5. Other Information                                    13

Item 6. Exhibits and Reports on Form 8-K                     13

SIGNATURES                                                   13

PART 1.	FINANCIAL INFORMATION

                      ADVANCED BATTERY TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEET


                                              September 30, 2004
                                                 (Unaudited)
                                              ------------------
ASSETS

Current assets
 Cash and cash equivalents                         61,937
 Accounts receivable                               30,539
 Other receivable                                  96,009
 Inventories                                      247,328
 Prepaid expenses                                 226,425
                                                ---------
 Total current assets                             662,238

Property, plant and equipment, net             	2,572,090
Construction in process                         3,961,068
Rights to use land and power, net                 431,679
Patents, net                                      104,615
Prepaid expenses (Note 4)                       2,160,485
                                                ---------
 Total assets                                   9,892,175
                                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued expenses            431,995
 Notes payable                                    362,463
 Current maturities of long-term debt              33,647
 Customer deposits                                672,989
 Welfare payable                                   48,044
 Loan payable, others                             487,549
                                                ---------
 Total current liabilities                      2,036,687

Long-term debt, excluding current maturities       14,747
                                                ---------
 Total liabilities                              2,051,434
                                                ---------

Minority interests                              1,689,734

Stockholders' equity
 Common stock (Note 6)                             10,715
 Preferred stock (Note 7)                               -
 Additional paid-in capital (Note 8)            7,010,661
 Accumulated deficit                             (911,101)
 Accumulated other comprehensive income            40,732
                                                ---------
 Total stockholders' equity                     6,151,007
                                                ---------
 Total liabilities and stockholders' equity     9,892,175
                                                =========

See the accompanying notes to the unaudited consolidated financial statements.

                     ADVANCED BATTERY TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS





                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                  2004            2003    2004            2003
                                      (Unaudited)              (Unaudited)
                                 ----------------------------------------------
Revenues                          116,383            -    1,085,058          -

Cost of sales                     (87,815)           -     (697,933)         -
                                 ---------------------    --------------------
Gross profit                       28,568            -      387,125          -

Other income                          428            -          533          -

Selling expenses                  (11,453)           -      (25,195)         -

General and administrative
 expenses                        (266,502)     (11,735)    (588,175)   (35,206)

Research and development costs    (19,441)           -      (56,458)         -

Depreciation and amortization      (6,521)     (15,743)     (32,967)   (47,229)

Interest expense                   (2,497)           -      (10,369)         -
                                 ---------------------    --------------------
Loss before minority interests   (277,418)     (27,478)    (325,506)   (82,435)

Minority interests                 31,246        8,243       45,672     24,730
                                 ---------------------    --------------------
Net loss                         (246,172)     (19,235)    (279,834)   (57,705)
                                 =====================    ====================

Net loss per share  (Note 5)        (0.02)       (0.00)       (0.03)     (0.01)
                                 =====================    ====================

Weighted average number
 of shares                     10,328,321    9,141,130    9,707,902  9,141,130
                               ==========    =========    =========  =========



See the accompanying notes to the unaudited consolidated financial statements.
                                    -2-

                     ADVANCED BATTERY TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Nine months ended
                                                    September 30,
                                                 2004            2003
                                                     (Unaudited)
                                               -----------------------
Cash flows from operating activities :
 Net loss                                       (279,834)      (57,705)

 Adjustments to reconcile net loss to net cash provided by operating activities :

  Depreciation and amortization (Note)           110,135        47,229
  Amortization of prepaid expenses               173,265             -
  Minority interests                             (45,672)      (24,730)

 Changes in operating assets and liabilities :
  Increase in accounts receivable                (30,478)            -
  Increase in other receivable                   (96,009)            -
  Increase in inventories                       (144,553)      (69,975)
  Decrease/(increase) in prepaid expenses        105,013      (564,730)
  Decrease/(increase) in taxes receivable         28,495       (15,757)
  Increase in accounts payable and accrued
   expenses                                      376,675       118,614
  Increase in customer deposits                  672,920             -
  Increase in welfare payable                     27,498        12,098
                                              ----------    ----------
 Net cash provided by/(used in) operating
  activities                                     897,455      (554,956)
                                              ----------    ----------
Cash flows from investing activities :
 Purchase of property and equipment             (162,862)     (220,413)
 Purchase of construction in process          (1,140,438)   (1,086,623)
 Purchase of patents                             (10,585)            -
 Proceeds to loan receivable, others                   -       (63,766)
 Repayment from officers                         194,444             -
                                               ---------     ---------
 Net cash used in investing activities        (1,119,441)   (1,370,802)
                                              ----------    ----------
Cash flows from financing activities :
 Net proceeds from long-term debt                 26,646             -
 Net proceeds from notes payable                       -       120,817
 Net proceeds from loan payable, others          302,315             -
 (Repayment to)/advances from officers           (53,101)    1,826,813
                                              ----------    ----------
 Net cash provided by financing activities       275,860     1,947,630
                                              ----------    ----------
Net increase in cash and cash equivalents         53,874        21,872

Cash and cash equivalents, beginning of period     8,063         2,441
                                              ----------    ----------
Cash and cash equivalents, end of period          61,937        24,313
                                              ==========    ==========

Note : For the nine months ended September 30, 2004, USD77,168 of these expenses were included in cost of sales.


See the accompanying notes to the unaudited consolidated financial statements.

                     ADVANCED BATTERY TECHNOLOGIES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   CHANGE OF COMPANY NAME

On July 12, 2004, the name of the Company was changed from Buy
It Cheap.com to Advanced Battery Technologies, Inc. ("ABAT"), with all the required filings submitted to the United States
Securities and Exchange Commission.

2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ABAT and its subsidiaries (the "Group") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for comprehensive consolidated financial statements. These statement should be reviewed in conjunction with the condensed consolidated financial statements of the Company, notes thereto, and the Management's Discussion and Analysis set forth in the Company's Current Report on Form 8-K dated May 6, 2004.

     (i) In the opinion of the management of ABAT, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of results for a full year.

    (ii) The Company has two subsidiaries, Cashtech Investment Limited ("Cashtech"), a British Virgin Island corporation, and Heilongjiang ZhongQiang Power-Tech Co., Ltd. ("ZQ Power-Tech"). ZQ Power-Tech is a limited liability company established in the People's Republic of China in which Cashtech owns 70% interest.

On March 1, 2004, the previous stockholders holding 70% ownership of ZQ Power-Tech agreed to the transfer of their shares to obtain 100% ownership in Cashtech. Cashtech is the legal parent of ZQ Power-Tech since inception, with the transaction being treated as a reverse merger and recapitalization of ZQ
Power-Tech, which is treated as the accounting acquirer.

On May 6, 2004, ABAT completed a share exchange with the stakeholders of Cashtech. This share exchange has been treated as a reverse takeover with Cashtech taken as the accounting acquirer and ABAT as the accounting acquiree.

The purchase method under reverse takeover accounting has been applied for the above two share exchanges. These consolidated financial statements issued under the name of the legal parent, ABAT, are a continuation of the financial statements of ZQ Power-Tech. The comparative figures are those of ZQ Power-Tech. The 30% minority interests in ZQ Power-Tech was reflected in the comparative figures as if the current group structure was already in existence. ZQ Power-Tech had been in the development stages from the date of inception (August 20, 2002) to December 31, 2003 and was considered as a normal operating company starting from January 1, 2004.

                  ADVANCED BATTERY TECHNOLOGIES, INC.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.   BASIS OF PRESENTATION (CONT'D)

   (iii) The Group has accumulated deficit as at September 30, 2004. However, based on the substantial backlog of orders that the Group has accumulated, the management of the Group believes that these orders will generate sufficient revenue and cash flows to enable the Group to continue as a going concern.

3.   DESCRIPTION OF BUSINESS

ABAT continues to be engaged in the business of designing, manufacturing and marketing rechargeable polymer lithium-ion batteries through its subsidiary, ZQ Power-Tech.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in the section "Summary of significant accounting policies" of the consolidated financial statements of "Cashtech Investment Limited and Subsidiary" included in the Company's Form 8-K submitted to the United States Securities and Exchange Commission on May 21, 2004.

In addition to the above-mentioned accounting policies, the Company adopted the accounting policy of prepaid expenses during the current interim period:


Prepaid expenses

Prepaid expenses represent the aggregate fair value of the Company's common stock issued in return for the consultancy works and services provided by certain consultants and by an employee of the Company. The fair value is determined by reference to the closing price of the Company's common stock as quoted on the Over-the-Counter Bulletin Board (the "OTCBB") at the date of entering into the agreements. The prepaid expenses are amortized on a straight-line basis over the respective terms of the agreements.

5.   LOSS PER SHARE

     (i) The basic net loss per share is calculated using the net loss and the weighted average number of common shares outstanding during the interim periods.

                                  Three months ended   Nine months ended
                                     September 30,       September 30,
                                    2004      2003      2004      2003
                                  ------------------  -------------------

     Net loss (USD)              (246,172)  (19,235)  (279,834)  (57,705)
                               ========== =========  ========= =========
     Weighted average common
      shares outstanding       10,328,321 9,141,130# 9,707,902 9,141,130#
                               ========== =========  ========= =========
     Basic net loss per
      share (USD)                   (0.02)    (0.00)     (0.03)    (0.01)
                               ========== =========  ========= =========

                     ADVANCED BATTERY TECHNOLOGIES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.   LOSS PER SHARE (CONT'D)

# The number represents the number of shares issued by ABAT for the share exchange with Cashtech (after taking into account the reverse stock split as disclosed in Note 6(i)).

    (ii) The diluted net loss per share is not presented as there is no dilutive effect for all periods.

6.   COMMON STOCK

                                              No. of shares          Amount
                                            ----------------  ---------------
Authorized :
 Common stock at USD0.001 par value
  (Note 6(i))                                   60,000,000           60,000

Issued and outstanding :
 At July 1, 2004                                19,842,582           19,843
 Reverse split of outstanding common stock
  (Note 6(i))                                  (17,883,543)         (17,884)
 Conversion of preferred stock (Note 6(ii))      8,061,130            8,061
 Shares issued to an employee (Note 6(iii))        200,000              200
 Shares issued to consultants (Note 6(iv))         495,000              495

 At September 30, 2004                          10,715,169           10,715


Notes :

      (i) Pursuant to a resolution adopted by the Company to amend the certificate of incorporation, on July 12, 2004, the Company filed a restated certificate of incorporation with the Secretary of State of Delaware. The restated certificate of incorporation amended the certificate of incorporation and :

          (a) The authorized number of shares of capital stock was increased from 20,000,000 common stock and 2,000,000 preferred stock to 60,000,000 common stock and 5,000,000 preferred stock.

          (b) There was a reverse split of the outstanding common stock for a 1-for-10 basis, effective on July 12, 2004. The fractional shares resulting from the reverse split were purchased by the Company.

     (ii) Subsequent to the reverse stock split on July 12, 2004, the holders of the Company's preferred stock converted their shares into 8,061,130 shares of common stock (Note
          7).

    (iii) The shares were issued to an employee of the Company for the provision of services for a term of two years commencing on July 11, 2004.

                     ADVANCED BATTERY TECHNOLOGIES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.   COMMON STOCK (CONT'D)

     (iv) The Company entered into several consulting agreements (the "Agreements") with various consultants. In consideration of the consulting services provided, the Company agreed to issue in aggregate 495,000 shares of the Company's common stock to the consultants. The details of the consulting agreements are as follows :

                                                  Common
                                                  stock        Date of
Services provided                  Terms          issued       issuance
------------------------------------------------------------------------------
Marketing, sales channeling,
 market research and promotion June 29, 2004 to   220,000   September 14, 2004
                               June 28, 2006

Provision of technical market  July 23, 2004 to   100,000   July 30, 2007
 information and technical     July 22, 2007
 research and development
 services

Provision of industry          September 8, 2004  125,000   September 9, 2004
 and market information        to September 7,
 in China                      2005

Coordination and               September 8, 2004   50,000   September 14, 2004
 business development          to September 7,
 services in US                2006
                                                 --------
                                                   495,00
                                                 ========


7.   PREFERRED STOCK                       No. of shares             Amount
                                         ------------------        ----------
Authorized :
 Preferred stock at USD0.001 par value
  (Note 6(i))                                5,000,000                5,000
                                             =========                =====
 Issued and outstanding :
  At July 1, 2004                              806,113                  806
  Conversion to common stock (Note 6(ii))     (806,113)                (806)

  At September 30, 2004                              -                    -


Each share of preferred stock was convertible into 10 common stock (after taking into account the reverse stock split as disclosed in Note 6(i)).

8.   ADDITIONAL PAID-IN CAPITAL

Included in the additional paid-in capital is an amount of USD2,333,055 which represents the excess of the aggregate fair value of the Company's common stock issued to an employee (Note 6(iii)) and issued under the Agreements (Note 6(iv)), over the par value of the stock issued. The fair value is determined by reference to the closing price of the Company's common stock quoted on the OTCBB at the dates of entering the agreements.

                    ADVANCED BATTERY TECHNOLOGIES, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                             Nine months ended
                                               September 30,
                                              2004      2003
                                            -------------------
     Interest paid                           10,369          -
     Income taxes                                 -          -

     Non-cash investing activities
      Common stock issued to an employee
       and consultants for provision of
       services                           2,333,750          -
                                          =========     ======


10.  WARRANTIES

The Group warrants that all equipment manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. The Group's experience for costs and expenses in connection with such warranties has been minimal and during the three months and nine months ended September 30, 2004, no amounts have been considered necessary to reserve for warranty costs at this time.


11.  EQUITY INCENTIVE PLAN

    (i) The Company adopted the 2004 Equity Incentive Plan (the "Plan") on August 24, 2004. The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the participants of the Plan (the Participants") to those of the Company's shareholders, and by providing the Participants with an incentive for outstanding performance. The Plan is further intended to attract and retain the services of the Participants upon whose judgment, interest, and special efforts the successful operation of the Group is dependent.

Subject to the terms and provisions of the Plan, the Board of Directors, at any time and from time to time, may grant shares of stock to eligible persons in such amounts and upon such terms and conditions as the Board of Directors shall determine.

The Committee appointed by the Board of Directors to administer the Plan shall have the authority to determine all matters relating to the options to be granted under the Plan including selection of the individuals to be granted awards or stock options, the number of stocks, the date, the termination of the stock options or awards, the stock option term, vesting schedules and all other terms and conditions thereof.

                     ADVANCED BATTERY TECHNOLOGIES, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.  EQUITY INCENTIVE PLAN (CONT'D)

      (ii) As mentioned in note 6(iv) of the consolidated financial statements, ABAT issued a total of 495,000 shares of common stock to various consultants. 125,000 of the shares were issued under the Plan.

      (iii) Other than the transaction as detailed in note 11(ii) of the consolidated financial statements, no options or warrants have been made, exercised or lapsed during the three months and nine months ended September 30, 2004.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

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

     The Company's level of sales fell in the third quarter to $116,383. The reduction occurred primarily because the Company's operations are focused on fulfilling on major order, which does not call for shipments until the fourth quarter of this year. In addition, deliveries have recently been slow in part because the operations personnel at ZQ Power-Tech were focused on completing additional factory facilities at ZQ Power-Tech's campus in Heilongjiang. These facilities have now been completed, resulting in a substantial increase in the manufacturing capacity of ZQ Power-Tech.

     Currently, ZQ Power-Tech has a backlog of $21 million. Almost the entire backlog consists of an order placed by Aiyingsi Enterprise Co., Ltd. of Taiwan for standard 3.7 volt PLI battery sets.
Deliveries to Aiyingsi are scheduled monthly from October 2004 through August 2005.

     ZQ Power-Tech realized a 36% gross margin on its sales in the first nine months of 2004, ranging from 44% in the first quarter to 25% in the third quarter, reflecting a different mix of products sold in each quarter. The gross margin ratio in the future will depend considerably upon which of ZQ Power-Tech's products are dominating sales. So it is premature to predict whether the 36% level achieved to date will be maintained.

     The general and administrative expenses recorded in the third quarter substantially exceeded revenue. This was primarily the result of very low revenue. However, general and administrative expense in the third quarter also included a non-cash expense of $173,265 attributable to the amortization of consulting fees and salaries that were prepaid by the Company issuing common stock to the consultants and employee. At September 30, 2004 there remained $2,160,485 in prepaid expenses on the Company's balance sheets, which
will be amortized as expenses over the next three years.   However
the expected increase in ZQ Power-Tech's net sales should result in a better ratio of expenses to sales.

     The Company's revenue less expenses produced a net loss of $325,506 for the nine months ended September 30, 2004. However, because Advanced Battery owns only 70% of ZQ Power-Tech, the loss was reduced by $45,672 on Advanced Battery's statements of operations, representing 30% of the loss incurred by ZQ Power-Tech. If, in the future, ZQ Power-Tech reports earnings, the earnings will be similarly discounted by 30% on Advanced Battery's statements of operations, as long as there remains 30% of ZQ Power-Tech that is not owned by Advanced Battery.

     Liquidity and Capital Resources

     To date, the development and initial operations of ZQ Power-Tech have been financed primarily by contributions to capital made by Zhiguo Fu, the Company's Chairman. At September 30, 2004 ZQ Power-Tech had a working capital deficit of $1,374,449, an increase in the deficit of $1,167,318 since March 31, 2004. Among the principal factors in the deficit were customer deposits totaling $672,989, which will be amortized as products are delivered, and an unsecured note payable to a Chinese institutional lender in the amount of $362,463. The note is due on January 1, 2005.

     Despite its negative working capital, ZQ Power-Tech has sufficient liquidity to fund its near-term operations. The principal capital resource available is $6,533,158 in property, plant and equipment and construction in process, which ZQ Power-Tech owns without lien. Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that secured financing will be available to it on favorable terms when needed. Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed. In addition, the Shuangcheng Science and Technology Bureau has committed to grant $604,105 to ZQ Power-Tech if its products have achieved international standards or the standards of the local bureau by the end of 2004.

     Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.


ITEM 3.	CONTROL AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in the Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

At of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Zhiguo Fu, our Chief Executive Officer, and Guohua Wan, our Chief Financial Officer, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on their evaluation, they concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective under Rule 13a-15.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the end of the period covered by this report, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     Conversion of preferred shares to common shares

     On July 12, 2004, the Company filed a Restated Certificate of Incorporation with the Secretary of State of Delaware. The Restated Certificate of Incorporation amended the Certificate of Incorporation to effect a reverse split on the outstanding Common Stock in the ratio of 1:10.

     Unregistered sales of equity securities

     Subsequent to the reverse stock split, all of the holders of the Series D Preferred Stock converted their preferred shares into
8,061,130 shares of common stock of the Company.   The exchange was
exempt pursuant to Section 3(a)(9) of the Securities Act. There were no underwriters.

     On July 30, 2004, the Company issued 100,000 shares of restricted common stock to Chan Ching Chuen for services as a technical consultant - electronic engineering on product development, technical marketing information and technical research for the Company's future development. The transaction was exempt pursuant to Section 4(2) of the Securities Act since the shares were issued to an individual who had access to detailed information about the Company and who was acquiring the shares for his own account. There were no underwriters.

     On June 29, 2004, the Company issued a total of 220,000 shares of restricted common stock to Li Wing Chun Charles, Lam Chi Yin Henry and Chan Tsz King. Li Wing Chun Charles was engaged by the Company to evaluate the marketing and sales channeling of the Hong Kong regional office and other subsidiaries. Lam Chi Yin Henry was engaged by the Company to assist the Company with product promotion in Macau SAR for its Hong Kong regional office. Chan Tsz King was engaged by the Company to conduct industry and market research.
The transactions were exempt pursuant to Section 4(2) of the Securities Act since the shares were issued to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts. There were no underwriters.

     On September 8, 2004, the Company signed a consultant agreement with Yu Hao to explore business opportunities in the United States. As compensation, the Company issued 50,000 shares of restricted common stock to Yu Hao. The transaction was exempt pursuant to Section 4(2) of the Securities Act since the shares were issued to an individual who had access to detailed information about the Company and who was acquiring the shares for her own account. There were no underwriters.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                                   -13-

ITEM 5.	OTHER INFORMATION

     None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:  None.

        Reports on Form 8-K:

     a. Report dated July 12, 2004 regarding name change, reverse stock split, and increase in the authorized shares.
     b. Report dated July 20, 2004 regarding change in the fiscal year.
     c. Report dated September 14, 2004 regarding election of new directors and replacement of the Chief Financial Officer.
     d. Report dated September 27, 2004 regarding change in the Company's certifying accountant.


                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ADVANCED BATTERY TECHNOLOGIES, INC.


Date:   November 16, 2004                 By: /s/ Zhiguo Fu
                                          ----------------------------------
                                          Zhiguo Fu, Chief Executive Officer


Date:   November 16, 2004                 By: /s/ Guohua Wan
                                          -----------------------------------
                                          Guohua Wan, Chief Financial Officer