Form 10KSB
period 2004-12-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2005-03-31
CIK 745651

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                 FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2004.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File No. 0-13337

                      ADVANCED BATTERY TECHNOLOGIES, INC,
                ----------------------------------------------
               	(Name of Small Business Issuer in its Charter)

          Delaware                                       22-2497491
   ------------------------------------------------------------------------
  (State or other jurisdiction                  (I.R.S. Employer ID Number)
   of incorporation or organization)

              136-14 Northern Blvd., Suite 8E, Flushing, NY 11354
              ---------------------------------------------------
                   (Address of principal executive offices)

          Issuer's Telephone Number, including Area Code: 718-359-6866

        Securities Registered Pursuant to Section 12(b) of the Act: None

	Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $ 1,191,509.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of March 28, 2005 was $8,441,348.

As of March 28, 2005 the number of shares outstanding of the Registrant's common stock was 24,237,094 shares, $.001 par value.

     Transitional Small Business Disclosure Format:  Yes [ ]   No  [X]

                  DOCUMENTS INCORPORATED BY REFERENCE: None

              FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements represent Management's belief as to the future of Advanced Battery Technologies. Whether those beliefs become reality will depend on many factors that are not under Management's control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                   PART 1

Item 1.  Business

     Advanced Battery Technologies, Inc. is a holding company with one
subsidiary:   Cashtech Investment Limited, a British Virgin Islands
corporation. Cashtech Investment Limited has only one asset, which is 70% of the capital stock of Heilongjiang ZhongQiang Power-Tech Co., Ltd., a China limited liability company ("ZQ Power-Tech").

     ZQ Power-Tech

     ZQ Power-Tech is a limited liability company that was organized under the laws of the People's Republic of China in August 2002. ZQ Power-Tech's offices and manufacturing facility are located in northern China, in the Province of Heilongjiang, in the Economy & High-Tech Development Zone of Shuangcheng, which is a suburb of Harbin. The location is approximately 1,000 km northeast of Beijing.

     The Harbin Institute of Technology is one of the leading technological institutions in Asia. Two of its engineering professors now serve on ZQ Power-Tech's Scientific Advisory Board, along with a professor of engineering at the China Engineering Academy. This close association with the Harbin Institute of Technology provides ZQ Power-Tech with a rich source of technological talent, such that ZQ Power-Tech's research staff is filled by experienced engineers, many with masters and Ph.D degrees.

     ZQ Power-Tech designs, manufactures and markets rechargeable polymer lithium-ion ("PLI") batteries. PLI batteries produce a relatively high average of 3.8 volts per cell, which makes them attractive in terms of both weight and volume. Additionally, they can be manufactured in very thin configurations and with large footprints. PLI cells can be configured in almost any prismatic shape, and can be made thinner than 0.0195 inches (0.5 mm) to fill virtually any shape efficiently. This combination of power and versatility makes rechargeable PLI batteries particularly attractive for use in consumer products such as portable computers, personal digital assistants (PDA's) and cellular telephones.

     ZQ Power-Tech's batteries combine high-energy chemistry with state-of-the-art polymer technology. Every battery component is solid, which means that there are no liquids that need to be contained by bulky, heavy cell housings. The result is a safe, thin, lightweight rechargeable battery with a wide operating temperature range. Similar to lithium-ion prismatic rechargeable cells, the ZQ Power-Tech polymer cells do not exhibit a memory problem. This means that they can be recharged at any state of charge, without first having to be completely discharged.

     At the present time, ZQ Power-Tech produces only one finished product. This is a miner's lamp equipped with a rechargeable PLI battery that ZQ Power-Tech sells to an agency of the Chinese government. All of ZQ Power-Tech's other contracts are for battery cells, which are sold on an OEM basis as a component of a finished product. Among ZQ Power-Tech's current customers are companies that use our batteries in cell phones, companies that use them in laptop computers, and a company that uses our batteries in its digital cameras.

     ZQ Power-Tech has produced an automobile battery under a contract from the government of Harbin. This rechargeable PLI battery weighs approximately 500 pounds, and is designed for commuter vehicles. It permits a top speed of 120 mph, and a traveling distance of 240 miles per charge. The battery discharges 5% of its energy per hour, when not in use, so daily recharging is necessary. The battery can be recharged in 3 to 4 hours. ZQ Power-Tech currently has an order from the Heilongjiang Bus Company to supply polymer lithium-ion batteries to power its commuter buses.

     ZQ Power-Tech has focused its initial marketing activities in southeast Asia, primarily China, Taiwan and Japan. As it expands its manufacturing capacity, ZQ Power-Tech intends to expand its marketing efforts worldwide.

     Backlog

     ZQ Power Tech's backlog of sales orders totaled approximately $8,000,000 on March 25, 2005. On March 25, 2004 our backlog of orders totaled $578,000.

     In the summer of 2004 ZQ Power-Tech received a one-year $21 million
order to supply   3.7 volt PLI battery sets for electric cars manufactured
by Aiyingsi Company. That project has been delayed, however, as Aiyingsi has not finalized the specifications for the battery. We expect that order to be renewed sometime in 2005.

     Marketing

     To date ZQ Power-Tech has conducted most of its marketing direct to its customers. ZQ Power-Tech does have one sales agent, Easywood Holdings Limited of Hong Kong. Easywood was responsible for approximately 35% of ZQ Power-Tech's sales in 2004.

     We are currently negotiating marketing relationships with a number of companies in Asia, Europe and the United States. Our plan is to significantly expand our market presence as our facilities reach an operating level sufficient to service a much higher level of sales.

     Environmental Regulation

     ZQ Power-Tech's operations produce no significant quantity of effluent or air-borne pollution. Therefore ZQ Power-Tech does not incur any significant cost as a result of the environmental regulations of the Chinese government.

     Intellectual Property

     ZQ Power-Tech owns one Chinese patent and has applied for five more. It owns a patent for a cellular phone battery pole plate. It has applied for patents on:

     -  A polymer lithium-ion battery and its production method.
     - A large capacity polymer lithium-ion battery and its production method.
     - An ultra-thin polymer lithium-ion battery for a miner's lamp and its production method.
     -  A walkie-talkie lithium-ion battery and its production method.
     -  A mobile phone battery and its production method.

     During 2003 ZQ Power Tech spent $493,114 on research and development as it completed the formulae for its polymer lithium-ion batteries. During 2004 our research and development expenditures fell to $65,415, as we reoriented our focus toward implementing the assembly lines needed to introduce our products to the market on a mass scale. We expect our research and development expenditures to remain modest through 2005, as our cash resources will continue to be focused on the build-out of our facility. However, when the build-out is completed and our cash and management personnel can again be focused on research, we intend to invest heavily in the development of a second-generation product line.

     The technology utilized in producing polymer lithium-ion batteries is widely available throughout the world, and is utilized by many competitors, both great and small. ZQ Power-Tech's patents give it some competitive advantage with respect to certain products. However, the key to competitive success will be ZQ Power Tech's ability to deliver high quality products in a cost-efficient manner. This, in turn, will depend on the quality and efficiency of the assembly lines that we have been developing at our plant in Harbin.

     Employees

     Advanced Battery has only two employees:  its Chairman and its
Secretary.   ZQ Power-Tech has 360 employees.  28 are involved in
administration and 8 in marketing. The remainder are employed in production capacities. None of our employees belongs to a collective bargaining unit.

Item 2.  Properties

     The People's Republic of China has give ZQ Power-Tech a lease to use the 72,000 square meter campus in Harbin, China where ZQ Power-Tech's offices and manufacturing facility are located. The campus is 24 km from the nearest airport. The nearest port is Da Lian. The lease expires in September 2043. ZQ Power-Tech is not required to pay any rental for the property as long as it utilizes the property for manufacturing.

     During 2004 ZQ Power-Tech commenced an ongoing program of expanding its production facility. It now has a production capacity of approximately $20,000,000 per year, depending on the specific products being produced. Management intends to increase the production capacity to $40,000,000 per year during 2005. In addition to building additional factories on its campus, ZQ Power-Tech has an ongoing training program for production workers. ZQ Power-Tech expects that during 2005 it will add 840 production workers to its current 360 employees, which will significantly increase ZQ Power-Tech's production capacity.

     In November 2003 ZQ Power-Tech received ISO9001 certification pertaining to Manufacturing and Quality Control Approval.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                   PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     (a) Market Information

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "ABAT.OB." Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or
commissions, and may not necessarily represent actual transactions.   All
quotations have been adjusted as if the 1-for-10 reverse stock split implemented in July 2004 had occurred prior to January 1, 2003.


                                    Bid
                             -----------------
Quarter Ending               High          Low

March 31, 2003               $  .10     $  .10
June 30, 2003                $  .35     $  .10
September 30, 2003           $  .30     $  .30
December 31, 2003            $  .30     $  .30

March 31, 2004               $ 1.20     $  .30
June 30, 2004                $ 9.40     $ 1.00
September 30, 2004           $ 7.50     $ 1.75
December 31, 2004            $ 1.85     $  .46

     (b) Shareholders

     Our shareholders list contains the names of 409 registered stockholders of record of the Company's Common Stock.

     (c)  Dividends

     The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

     (d)  Sale of Unregistered Securities

     Advanced Battery did not effect any unregistered sales of equity securities during the 4th quarter of 2004.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2003.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operations

     During the year ended December 31, 2003 ZQ Power-Tech's activities were focused on development of its product line and the build-out of its manufacturing facility. ZQ Power-Tech recorded its first significant revenues in the first half of 2004, ending June 30, 2004. For that six month period, it recorded sales totaling $968,675. Most of these sales were made to five customers.

     The Company's level of sales fell in the second half of 2004 to $222,834. The reduction occurred primarily because the Company in the late summer began focusing on fulfilling one major order from Aiyingsi Company,
only to have the order delayed into 2005 by the customer.   In addition,
deliveries were slow in part because the management personnel at ZQ Power-Tech were focused on completing additional factory facilities at ZQ Power-Tech's campus in Heilongjiang. These facilities have now been completed, resulting in a substantial increase in the manufacturing capacity of ZQ Power-Tech.

     Currently, ZQ Power-Tech has a backlog of approximately $8 million, most of which comes from seven customers. We do not include in our current backlog the $21 million order placed by Aiyingsi in 2004, since the delivery times for that order have been delayed indefinitely. We do expect, however, that we will commence shipments to Aiyingsi during 2005.

     ZQ Power-Tech realized a 32% gross margin on its sales in 2004, ranging from 44% in the first quarter to 25% in the third quarter, reflecting a different mix of products sold in each quarter. The gross margin ratio in the future will depend considerably upon which of ZQ Power-Tech's products are dominating sales. So it is premature to predict whether the 32% level achieved to date will be maintained.

     The general and administrative expenses recorded in 2004 substantially exceeded revenue. This was primarily the result of low revenue. However, general and administrative expense of $2,786,900 included a non-cash expense of $2,101,116 attributable to consulting fees and salaries that were prepaid by the Company issuing common stock to the consultants and employee. At December 31, 2004 there remained $1,792,634 in prepaid expenses on the Company's balance sheet, which will be
amortized as expenses over the next three years.   However the expected
increase in ZQ Power-Tech's net sales should result in a better ratio of expenses to sales.

     The Company's revenue less expenses produced a net loss of $2,349,704 for 2004. However, because Advanced Battery owns only 70% of ZQ Power-Tech, the loss was reduced by $89,395 on Advanced Battery's statements of operations, representing 30% of the loss incurred by ZQ Power-Tech. If, in the future, ZQ Power-Tech reports earnings, the earnings will be similarly discounted by 30% on Advanced Battery's statements of operations, as long as there remains 30% of ZQ Power-Tech that is not owned by Advanced Battery.

     Liquidity and Capital Resources

     Until December 2004, the development and initial operations of ZQ Power-Tech were financed primarily by contributions to capital made by Zhiguo Fu, the Company's Chairman. On December 1, 2004, ZQ Power-Tech entered into a Loan Agreement with China Financial Bank, and received a loan of 20 million RMB (approximately $2.4 million). The Loan Agreement requires that half of the principal be paid in a balloon in November 2005 and half in November 2006. Interest at 8.064% per annum is payable monthly. $1.9 million of the obligation is secured by a pledge of ZQ Power-Tech's manufacturing facilities; the remainder of the debt is secured by a pledge of our realty assets.

     The arrangement with China Financial Bank provided ZQ Power-Tech with working capital. Nevertheless, the expansion of its manufacturing facilities that has been ongoing since early 2004 required that Mr. Fu and two business associates contribute $4,832,976 to fund construction. In January 2005 Advanced Battery compensated Mr. Fu and his associates for 70% of that contribution by issuing them a total of 11,276,947 common shares. The remaining 30% of the cash was treated as a contribution to the capital of ZQ Power-Tech, 30% of which is owned by Mr. Fu.

     At December 31, 2004 ZQ Power-Tech had a working capital deficit of $1,752,645, an increase in the deficit of $1,736,424 during 2004. Among the principal factors in the deficit were customer deposits totaling $814,282 provided by ten customers. These deposits will be amortized as products are delivered to the customers, all of whose orders are scheduled for delivery no later than September 2005. Also a factor in our working capital deficit is an unsecured note payable to a Chinese institutional lender in the amount of $328,670. The note was due in January 2005 and is now payable on demand. To date, the lender has not taken any action to collect the debt.

     Despite its negative working capital, ZQ Power-Tech has sufficient liquidity to fund its near-term operations. The principal capital resource available is $8,348,133 in property, plant and equipment, construction in process, and real property rights, which ZQ Power-Tech owns subject only to the China Financial Bank lien for $2.4 million. Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed. Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed.

     Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

     Application of Critical Accounting Policies

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2004, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. The first was our determination, detailed in Note 11 to the Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to whether ZQ Power-Tech would carry on profitable operations in the future. The second estimate was our determination, detailed in Note 20 to the Financial Statements, that we had no need of a reserve for warranty costs. The primary reason for the determination was the fact that we have received no warranty claims to date.

     We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2004.

     Impact of Accounting Pronouncements

     There were no recent accounting pronouncements that have had a material effect on the Company's financial position or results of operations. There was one recent accounting pronouncement that may have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R "Share-Based
Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company's results of operations if the Company issues a material amount of capital stock for services, as it did during 2004.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

     Risk Factors That May Affect Future Results

     You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

     I.  RISKS ATTENDANT TO OUR BUSINESS

     WE MAY BE UNABLE TO GAIN A SUBSTANTIAL SHARE OF THE MARKET FOR
BATTERIES.

     We have only one product line, rechargeable polymer lithium-ion batteries. We first marketed our batteries in the Spring of 2004, and have reported modest revenue to date. There are many companies, both large and small, involved in the market for rechargeable batteries. It will be difficult for us to establish a reputation in the market so that manufacturers chose to use our batteries rather than those of our competitors. Unless we are able to expand our sales volume significantly, we will not be able to operate efficiently and our business will fail.

     WE MAY BE UNABLE TO SATISFY OUR CURRENT DEBTS.

     Our current liabilities are far in excess of the book value of our current assets. At December 31, 2004 our current liabilities totaled $3,048,490 and our current assets totaled $1,295,845, only $758,332 of which were liquid assets. We are engaged in efforts to negotiate compromises and extensions with our major creditors. If those negotiations are unsuccessful, however, our business may fail.

     WE LACK SUFFICIENT CAPITAL TO FULLY CARRY OUT OUR BUSINESS PLAN.

     In order to make our operations cost-efficient, it is necessary that we expand our operations. At the present time, however, our capital resources are sparse. In order to expand our operations, we will need an infusion of capital to fund the build-out of our manufacturing facility and an accumulation of inventory. We are engaged in discussions with potential sources of capital, and have recently obtained a $2.4 million loan. It is not clear whether the proceeds of that loan will be sufficient to permit us to expand to an efficient operating point.

     OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN HIGH DEMAND.

     Our future success depends on our ability to attract and retain highly skilled engineers, technical, marketing and customer service personnel, especially qualified personnel for our operations in China. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand. Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

     WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD CAUSE US TO BE LESS COMPETITIVE.

     We are continuously designing and developing new technology. We rely on a combination of copyright and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Unauthorized use of our technology could damage our ability to compete effectively. In China, monitoring unauthorized use of our products is difficult and costly. In addition, intellectual property law in China is less developed than in the United States and historically China has not protected intellectual property to the same extent as it is protected in other jurisdictions, such as the United States. Any resort to litigation to enforce our intellectual property rights could result in substantial costs and diversion of our resources, and might be unsuccessful.

     WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT AND FINANCIAL CONTROLS IN CHINA.

     The People's Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company. If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

     CAPITAL OUTFLOW POLICIES IN CHINA MAY HAMPER OUR ABILITY TO PAY DIVIDENDS TO SHAREHOLDERS IN THE UNITED STATES.

     The People's Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

     WE HAVE LIMITED BUSINESS INSURANCE COVERAGE.

     The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

     TRADE BARRIERS AND TAXES MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND OPERATIONS.

     We may experience barriers to conducting business and trade in our targeted markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, as well as substantial taxes of profits, revenues, assets or payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products. Any of these barriers and taxes could have an adverse effect on our finances and operations.

     CURRENCY FLUCTUATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

     We generate revenues and incur expenses and liabilities in Chinese RMB. However we report our financial results in the United States in U.S. Dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. Recently, there have been suggestions made to the Chinese government that it should adjust the exchange rate and end the linkage that in recent years has held the RMB-U.S. dollar exchange rate constant. If the RMB exchange rate is adjusted or is allowed to float freely against the U.S. dollar, our revenues, which are denominated in RMB, may fluctuate significantly in U.S. dollar terms. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

II.  RISKS ATTENDANT TO OUR MANAGEMENT

     OUR BUSINESS DEVELOPMENT WOULD BE HINDERED IF WE LOST THE SERVICES OF OUR CHAIRMAN.

     Zhiguo Fu is the Chief Executive Officer of Advanced Battery Technologies and of its operating subsidiary, ZQ Power-Tech. Mr. Fu is responsible for strategizing not only our business plan but also the means of financing it. Mr. Fu has also, from time to time, provided his personal funds to meet the working capital needs of ZQ Power-Tech. If Mr. Fu were to leave Advanced Battery Technologies or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of Advanced Battery Technologies until a suitable replacement for Mr. Fu could be retained.

     ADVANCED BATTERY TECHNOLOGIES IS NOT LIKELY TO HOLD ANNUAL SHAREHOLDER MEETINGS IN THE NEXT FEW YEARS.

     Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting.
 Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held.

     Since it became a public company, Advanced Battery Technologies has never held an annual meeting of shareholders. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current members of the Board of Directors were appointed to that position by the current and previous directors. If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of Advanced Battery Technologies will have no effective means of exercising control over the operations of Advanced Battery Technologies.

     RELATED PARTY TRANSACTIONS MAY OCCUR ON TERMS THAT ARE NOT FAVORABLE TO ADVANCED BATTERY TECHNOLOGIES.

     Zhiguo Fu, directly and through his family, controls almost 44% of the outstanding common stock of Advanced Battery Technologies. For the foreseeable future, therefore, he will control the operations of Advanced Battery Technologies. Mr. Fu also owns 30% of the outstanding stock of ZQ Power-Tech, and was responsible for structuring the transaction in which

Advanced Battery Technologies acquired its 70% of ZQ Power-Tech. From time to time, Mr. Fu has loaned money to ZQ Power-Tech, and contributed to its capital, when needed. It is likely that Mr. Fu will engage in other transactions with Advanced Battery Technologies and/or ZQ Power-Tech, including transfers of all or part of his interest in ZQ Power-Tech to Advanced Battery Technologies. It is unlikely that the Board of Directors will obtain independent confirmation that the terms of such related party transactions are fair. If the terms are unfair to Advanced Battery Technologies, the transactions could harm our operating results.

     YOUR ABILITY TO BRING AN ACTION AGAINST US OR AGAINST OUR DIRECTORS, OR TO ENFORCE A JUDGMENT AGAINST US OR THEM, WILL BE LIMITED BECAUSE WE CONDUCT ALL OF OUR OPERATIONS IN CHINA AND BECAUSE MOST OF OUR DIRECTORS RESIDE OUTSIDE OF THE UNITED STATES.

     We conduct substantially all of our operations in China through our wholly-owned subsidiary. Most of our directors reside in China and substantially all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the United States and of China may render you unable to enforce a judgment against our assets or the assets of our directors.


Item 7.   Financial Statements

     The Company's financial statements, together with notes and the Independent Auditors' Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

Item 8A.  Controls and Procedures

     Zhiguo Fu, our Chief Executive Officer, and Guohua Wan, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2004. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Fu and Ms. Wan performed their evaluation.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:
                                                            Director
 Name               Age     Position with the Company       Since
-----------------------------------------------------------------------------
Zhiguo Fu            55     Chairman, Chief Executive       2004
                              Officer

Guohua Wan           52     Director, Chief Financial       2004
        				Officer

Ming Liu             29     Director, Secretary             2004

Yongguo Yang         32     Director                        2004

Guopeng Gao          32     Director                        2005

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors.
Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     Zhiguo Fu. Mr. Fu organized ZQ Power-Tech in 2002, and has served as its Chairman since then. In 1993 Mr. Fu founded Heilongjiang Goangsha Group, and he served as its Chairman until 2000. During that period Heilongjiang Goangsha Group had over 3,000 employees and was engaged in several hundred construction projects. Heilongjiang Goangsha Group was sold in 2000, at which time it had annual revenue in excess of $25 million. Previously Mr. Fu had twenty years experience in construction management.

     Guohua Wan. Since 2003 Ms. Wan has been the General Manager of ZQ Power-Tech. From 1999 until 2003 Ms. Wan was Vice President and Chief Financial Officer of Harbin Ridaxing Science and Technology Co., Ltd.

     Ming Liu. Since 2003 Mr. Liu has been the Secretary to the Board of ZQ Power-Tech. From 1999 until 2003 Mr. Liu was Vice President of Harbin Ridaxing Science and Technology Co., Ltd.

     Yongguo Yang. Since 2003 Mr. Yang has served as Managing Director of Easywood Holdings Limited, a trading company located in Hong Kong. From 2000 to 2003 Mr. Yang served as Managing Director or Ruiyuan International Co., Inc., which was also a trading company located in Hong Kong.

     Guopeng Gao. Since 2002 Mr. Gao has served as Vice President of ZQ Power-Tech. From 2000 until 2002, Mr. Gao was Technical Manager for Heilongjiang Shuangtai Electric Co. Ltd.

Audit Committee

     The Board of Directors has not appointed an Audit Committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not been able to recruit an audit committee financial expert to join the Board of Directors because of the Company's poor financial condition.

Code of Ethics

     The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2004.

Item 10.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by Advanced Battery Technologies and its subsidiaries to Zhiguo Fu, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2004, 2003 and 2002. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000.

                                 Compensation
                                Year    Salary
                               ----------------
Zhiguo Fu                       2004    $70,000
                                2003     $8,712
                                2002     $2,904

     Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

     Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2004 and those options held by him on December 31, 2004.

                 Option Grants in the Last Fiscal Year

                              Percent
                              of total                      Potential Realizable
                Number of     options                         value at assumed
                securities    granted to                      annual rates of
                underlying    employees  Exercise             appreciation of
                option        in fiscal  Price     Expiration for option term
Name            granted       year       ($/share)   Date        5%      10%
-------------------------------------------------------------------------------
Zhiguo Fu         0              N.A.       N.A.      N.A.       0        0

                 Aggregated Fiscal Year-End Option Values

                  Number of securities underlying    Value of unexercised
                  unexercised options at fiscal      in-the-money options
                  year-end (#)                       at fiscal year-end ($)
Name              (All exercisable)                  (All exercisable)
---------------------------------------------------------------------------
Zhiguo Fu                 0                                  0

     Remuneration of Directors

     None of the members of the Board of Directors receives remuneration for service on the Board.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock;

     *  Zhiguo Fu, our Chief Executive Officer

     *  each of our directors; and

     *  all directors and executive officers as a group.

     There are 24,237,094 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

     In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

                              Amount and
                              Nature of
Name and Address              Beneficial              Percentage
of Beneficial Owner(1)        Ownership               of Class
-------------------------------------------------------------------
Zhiguo Fu                     10,618,022(2)              43.8%
Guohua Wan                       180,994                  0.7%
Ming Liu                          17,787                  0.1%
Yongguo Yang                           0                   --
Guopeng Gao                      180,994                  0.7%

All officers and directors
 as a group (5 persons)       10,997,797                 45.4%
_____________________________

(1) The address of each shareholder, unless otherwise noted, is c/o ZQ Power-Tech, Weiyou Road, Shuangcheng Heilongjiang 150100, People's Republic of China.

(2)  Includes 1,067,633 shares owned by Mr. Fu's spouse.

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2004.


                               Number of         Weighted
                               securities to     average         Number of
                               be issued upon    exercise        securities
                               exercise of       price of        remaining
                               outstanding       outstanding     for future
                               options,          options,        issuance under
                               warrants and      warrants        compensation
                               rights            and rights      plans
-------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders..........                0                  -                      0

Equity compensation plans
not approved by security
holders(1)....                   0                  -              2,650,000
                              ----                ---              ---------

   Total..............           0                  -              2,650,000

___________________________

(1) The Board of Directors adopted the 2004 Equity Incentive Plan in 2004. The Plan authorizes the Board to issue up to 5,000,000 common shares during the ten year period of the Plan. The shares may be awarded to employees or directors of Advanced Battery Technologies or its subsidiaries as well as to consultants to those entities. The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares.

Item 12.  Certain Relationships and Related Transactions

     On January 20, 2005 Advanced Battery Technologies entered into a contract with its Chairman, Zhiguo Fu, as well as Zhijie Fu and Wenhua Yang. The contract acknowledged that these three individuals had provided $4,832,976 to fund the construction of plant facilities owned by ZQ Power-Tech Co. Since Advanced Battery Technologies owns 70% of ZQ Power-Tech, the contract provided that Advanced Battery Technologies would issue a total of 11,276,947 shares to satisfy $3,383,084 (70%) of the loan from the investors to ZQ Power-Tech. The investors agreed that the remaining 30% would be a contribution to the capital of ZQ Power-Tech.

     We believe the above transaction was as favorable to us as we could have obtained from unrelated third parties.

Item 13.  Exhibit List and Reports on Form 8-K

     (a) Financial Statements

         Report of Independent Registered Accounting Firm

         Consolidated Balance Sheets - December 31, 2004

         Consolidated Statements of Operations - Years ended December 31,
          2004 and 2003

         Consolidated Statements of Stockholders' Equity  - Years ended
          December 31, 2004 and 2003

         Consolidated Statements of Cash Flows - Years ended December 31,
          2004 and 2003

         Notes to Consolidated Financial Statements

     (b) Exhibit List

3-a Amended and Restated Certificate of Incorporation - filed as an exhibit to the Current Report on Form 8-K dated July 12, 2004 and incorporated herein by reference.

3-b By-laws - filed as an exhibit to the Company's 1986 Proxy Statement dated November 7, 1986 and incorporated herein by reference.

10-a 2004 Equity Incentive Plan - filed as an exhibit to the Registration
     Statement on Form S-8 (333-118574) and incorporated herein by reference.

10-b Loan Agreements (2) dated November 20, 2004 with China Financial Bank
     Harbin Branch.

21   Subsidiaries - none

31   Rule 13a-14(a) Certifications

32   Rule 13a-14(b) Certifications
_________________________________________

     (c) Reports on Form 8-K

     Report dated December 1, 2004 - Item 2.03: Creation of a Direct Financial Obligation

Item 14.  Principal Accountant Fees and Services

     Advanced Battery Technologies retained PKF Hong Kong SAR as it principal accountant on September 28, 2004. Prior to that date, PKF had not performed any services for Advanced Battery Technologies or its subsidiaries.

     Audit Fees

     PKF billed $40,000 in connection with the audit of the Company's financial statements for the year ended December 31, 2004. Also included are services performed in connection with the reviews of the Company's financial statements for the third quarter of 2004 as well as those services normally provided by the accountant in connection with the Company's statutory and regulatory filings for 2004.

     Audit-Related Fees

     PKF  billed the Company $1,039 for any Audit-Related fees in 2004.

     Tax Fees

     PKF billed $0 to the Company in 2004 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     PKF billed the Company $0 for other services in 2004.

     It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Advanced Battery Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Battery Technologies, Inc. and its subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Battery Technologies, Inc. and its subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                      PKF
                                      Certified Public Accountants
Hong Kong
February 28, 2005

                         Independent Auditors' Report


To the Board of Directors and Stockholders of Heilongjiang ZhongQiang Power-Tech Co., Ltd.

We have audited the accompanying balance sheets of Heilongjiang ZhongQiang Power-Tech Co., Ltd. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2003, the period from August 20, 2002 (date of inception) to December 31, 2002, and the period from August 20, 2002 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heilongjiang ZhongQiang Power-Tech Co., Ltd. (A Development Stage Company) as of December 31, 2003 and 2002 and the results of their operations and cash flows for the year ended December 31, 2003, the period from August 20, 2002 (date of inception) to December 31 2002, and the period from August 20, 2002 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                  Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
January 10, 2004

                      ADVANCED BATTERY TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2004


                                                          USD

ASSETS

Current assets
 Cash and cash equivalents                            758,015
 Accounts receivable                                      317
 Inventories (Note 4)                                 233,493
 Prepayments, deposits and other receivables          304,020
                                                    ---------
 Total current assets                               1,295,845

Property, plant and equipment, net (Note 5)         3,234,887

Construction in process                             4,110,865
Deposits for acquisition of property, plant
 and equipment                                        575,512
Rights to use land and power, net (Note 6)            426,869
Patents, net (Note 7)                                 103,704
Prepaid expenses (Note 3)                           1,792,634
                                                   ----------
Total assets                                       11,540,316
                                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                      36,869
 Accrued expenses and other payables                  211,217
 Notes payable (Note 8)                               361,463
 Other loans payable (Note 9)                         328,670
 Current maturities of long-term debts (Note 10)    1,238,120
 Customer deposits                                    814,282
 Welfare payable                                       57,869
                                                    ---------
 Total current liabilities                          3,048,490

Long-term debts, less current maturities (Note 10)  1,214,925
                                                    ---------
Total liabilities                                   4,263,415

Minority interests                                  1,662,113

Stockholders' equity
 Common stock (Note 13)                                12,940
 Preferred stock (Note 14)                                  -
 Additional paid-in capital (Note 15)               8,381,036
 Accumulated deficit                               (2,791,591)
 Accumulated other comprehensive income                12,403
                                                    ---------
 Total stockholders' equity                         5,614,788
                                                    ---------
 Total liabilities and stockholders' equity        11,540,316
                                                   ==========

See Notes to the consolidated financial statements

                     ADVANCED BATTERY TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Year ended December 31,
                                               2004               2003
                                             --------           --------
                                                USD                USD

Revenues                                     1,191,509            11,292

Cost of sales                                 (809,266)           (9,388)
                                             ---------          --------
Gross profit                                   382,243             1,904

Other income                                    61,689               227
Selling expenses                               (25,671)           (2,790)
General and administrative expenses         (2,786,900)         (109,913)
Research and development costs                 (65,415)         (493,114)
Interest expense                                (5,045)           (5,027)
                                             ---------         ---------
Loss before minority interests              (2,439,099)         (608,713)

Minority interests                              89,395           182,614
                                             ---------         ---------
Net loss                                    (2,349,704)         (426,099)
                                             =========         =========

Basic net loss per share (Note 12)               (0.23)            (0.05)
                                             =========         =========


See Notes to consolidated financial statements

                       ADVANCED BATTERY TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         Accumulated
                                                               Additional                other
                            Common stock     Preferred Stock   paid-in      Accumulated  comprehensive
                         Shares    Amount    Shares   Amount   capital      deficit      income
                                      USD               USD       USD             USD            USD
                                                                                               (Note)
------------------------------------------------------------------------------------------------------

At January 1, 2003
 (Note 13)             9,042,582  2,400,000        -       -       14,461      (22,554)        15,457

Additional paid-in
 capital from
 exchange of
 property,
 plant and
 equipment                     -          -        -       -      414,433            -            963

Issue of common
 stock in
 private placement,
 net of nil offering
 costs                         -  3,600,000        -       -            -            -         24,312

Loss before minority
 interests                     -          -        -       -            -     (608,713)             -

Minority interests
 in a subsidiary
 (Note2(ii))                   - (1,800,000)       -       -     (128,668)     189,380        (12,220)
                    ---------------------------------------------------------------------------------
At December 31, 2003
 and January 1, 2004
 (Note 13)             9,042,582  4,200,000        -       -      300,226     (441,887)        28,512

Shares issued for
 acquisition          10,800,000 (4,180,157) 806,113     806    4,179,351            -              -
 of a subsidiary
 (Note 2(ii))

Reverse split of
 outstanding
 common stock
 (Note 13(i))        (17,883,543)   (17,884)       -       -       17,884            -              -

Conversion of
 preferred stock
 (Note 13(ii))         8,061,130      8,061)(806,113)   (806)      (7,255)           -              -

Shares issued to
 employees
 (Note 13(iii))        2,425,000      2,425        -       -    2,257,575            -              -

Shares issued to
consultants
 (Note 13(iv))           495,000        495        -       -    1,633,255            -              -

Exchange difference
 arising from
 translation
 of financial
 statements of
 foreign
 subsidiary                    -          -        -       -            -            -        (16,109)

Net loss                       -          -        -       -            -   (2,349,704)             -
                    ---------------------------------------------------------------------------------
At December 31, 2004  12,940,169     12,940        -       -    8,381,036   (2,791,591)        12,403
                    =================================================================================

Note: Accumulated other comprehensive income represents gain on foreign currency translation. The comprehensive loss and income for the years ended
       December 31, 2004 and 2003 were USD16,109 and USD25,275 respectively.



See Notes to consolidated financial statements

                      ADVANCED BATTERY TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year ended December 31,
                                              2004             2003
                                            -------          -------
                                              USD              USD

Cash flows from operating activities :
 Net loss                                   (2,349,704)      (426,099)
 Adjustments to reconcile net loss
  to net cash provided by/(used in)
  operating activities:
  Loss on disposal of property, plant
   and equipment                                 3,278              -
  Depreciation and amortization                192,114        118,715
  Amortization of prepaid expenses             541,116              -
  Compensation expense settled by
   issuance of common stock                  1,560,000              -
  Minority interests                           (89,395)      (182,614)
 Changes in operating assets and
  liabilities :
  Increase in accounts receivable                 (256)           (61)
  Increase in inventories                     (130,718)      (102,775)
  Decrease/(increase) in prepayments,
   deposits and other receivable                27,418       (331,438)
  Decrease/(increase) in tax receivable         28,495        (28,495)
  Increase in accounts payable, accrued
   expensesand other payable                   198,629         49,458
  Increase in customer deposits                814,213             69
  Increase in welfare payable                   37,322         20,546
  Effect of foreign exchange rate changes         (900)          (320)

 Net cash provided by/(used in) operating    ---------      ---------
  activities                                   831,612       (883,014)
                                             ---------      ---------
 Cash flows from investing activities :
  Deposit for acquisition of property,
   plant and equipment                        (575,512)             -
  Purchase of property, plant and equipment   (913,625)      (240,780)
  Additions to construction in process      (1,298,017)    (2,820,630)
  Purchase of patents                          (10,560)       (97,417)
  Purchase of rights to use land and power           -         (2,446)
                                             ---------      ---------
 Net cash used in investing activities      (2,797,714)    (3,161,273)
                                             ---------      ---------
 Cash flows from financing activities :
  New bank loans raised                      2,409,754              -
  Repayment from/(advances to) officers         99,420       (102,246)
  Increase in other loans payable              143,436        185,234
  Increase/(decrease) in other loans
   receivable                                   95,024        (95,024)
  (Repayment to)/advances from employee        (53,101)        53,101
  Increase in long-term debts                   21,543         21,748
  Net proceeds from issuance of common stock         -      3,624,633
  Increase in notes payable                          -        362,463
                                             ---------      ---------
 Net cash provided by financing activities   2,716,076      4,049,909
                                             ---------      ---------

Net increase in cash and cash equivalents      749,974          5,622

Effect on foreign exchange rate changes            (22)             -

Cash and cash equivalents, beginning of year     8,063          2,441
                                             ---------      ---------
Cash and cash equivalents, end of year         758,015          8,063
                                             =========      =========

See Notes to consolidated financial statements

                      ADVANCED BATTERY TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF THE COMPANY

     The Company was incorporated in the State of Delaware on January 16, 1984.

     Following the reverse takeover transactions as detailed in note 2(ii), the Company is now engaging in the business of designing, manufacturing and marketing of rechargeable polymer lithium-ion batteries through its subsidiaries, Cashtech Investment Limited ("Cashtech") and Heilongjiang Zhong Qiang Power-Tech Co., Ltd. ("ZQ Power-Tech"). Cashtech is a
British Virgin Islands corporation and ZQ Power-Tech is a limited liability company established in the People's Republic of China (the
"PRC") in which Cashtech owns 70% interest.

     On July 12, 2004, the name of the Company was changed from Buy It Cheap.com to Advanced Battery Technologies, Inc. ("ABAT").

     On July 20, 2004, the Company's board of directors approved a change in the Company's fiscal year-end from June 30 to December 31.


2.   BASIS OF PREPARATION

     (i) The accompanying consolidated financial statements of ABAT and its subsidiaries (the "Group") have been prepared in accordance with generally accepted accounting principles in the United States of America.

     (ii) On March 1, 2004, the previous stockholders holding 70% ownership of ZQ Power-Tech agreed to the transfer of their shares to obtain
100% ownership in Cashtech.  Cashtech is the legal parent of ZQ
Power-Tech since inception, with the transaction being treated as a reverse merger and recapitalization of ZQ Power-Tech, which is treated as the accounting acquirer.

     On May 6, 2004, ABAT completed a share exchange (the "Exchange") with the stakeholders of Cashtech (the "Shareholders"). In the Exchange, ABAT acquired 100% of the outstanding capital stock of Cashtech from the Shareholders in exchange for the issuance of 9,720,000 shares of common stock and 725,503 shares of Series D preferred stock of ABAT to the Shareholders. Each share of Series D preferred stock is convertible into 100 shares of common stock. In conjunction with the Exchange, ABAT also issued a total of 1,080,000 shares of common stock and 80,610 shares of Series
D preferred stock to an advisor as compensation for its services provided.

                     ADVANCED BATTERY TECHNOLOGIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   BASIS OF PREPARATION (CONT'D)

     The Exchange resulted in a change of control of ABAT. Upon completion of the Exchange and the related share issuance, ABAT has a total of 19,842,582 shares of common stock and 806,113 shares of Series D preferred stock (convertible into 80,611,300 common stock) issued and outstanding, or a total of 100,453,882 common stock outstanding on a fully-diluted basis. As the Exchange resulted in the former stakeholders of Cashtech owned greater than 50% of the common stock of ABAT on a fully-diluted basis, the Exchange has been treated as a reverse takeover with Cashtech as the accounting acquirer and ABAT as the accounting acquiree.

     The purchase method under reverse takeover accounting has been applied for the share exchange between Cashtech and ZQ Power-Tech and the Exchange. These consolidated financial statements issued under the name of the legal parent, ABAT, are a continuation of the financial statements of ZQ Power-Tech. The comparative figures are those of ZQ Power-Tech. The 30% minority interests in ZQ Power-Tech was reflected in the comparative figures as if the current group structure was already in existence.

     ZQ Power-Tech had been in the development stages from the date of inception (August 20, 2002) to December 31, 2003 and was considered as a normal operating company starting from January 1, 2004.

     (iii) The Group has accumulated deficit as at December 31, 2004. However, based on the substantial backlog of orders of approximately USD8 million that the Group has accumulated, the management of the Group believes that these orders will generate sufficient revenue and cash flows to enable the Group to continue as a going concern.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The consolidated financial statements for the year ended December 31, 2004 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

                     ADVANCED BATTERY TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Use of estimates

     In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates required to be made by the management include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

     Cash and cash equivalents

     Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase.

     Inventories

     Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis.

     Property, plant and equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the estimated useful lives :-

     Buildings and improvements                         39 years
     Machinery, equipment and motor vehicles          5-10 years

     Rights to use land and power

     Rights to use land and power are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the respective terms of the leases.

     Patents

     Patents are capitalized when the Company determines that there will be a future benefit derived from such assets, and are stated at cost. Amortization is provided using the straight-line method over the estimated useful life of the assets of forty years.

                     ADVANCED BATTERY TECHNOLOGIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Prepaid expenses

     Prepaid expenses represent the aggregate fair value of the Company's common stock issued in return for the consultancy works and services provided by certain consultants and a Company's employee to the Company. The fair value is determined by reference to the closing price of the Company's common stock as quoted on the OTC Bulletin Board ("OTCBB") at the date of issuance. The prepaid expenses are amortized on a straight-line basis over the respective terms of the agreements.

     Amortization for the years ended December 31, 2004 and 2003 was USD541,116 and nil respectively.

     Impairment of long-lived assets

     The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.

     The impairment of long-lived assets is measured pursuant to the guidelines of Statement of Financial Accounting Standard (SFAS) No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets". When an indicator of impairment has occurred, management's estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss of the amount that the carrying value exceeds the estimated fair value.

     Income taxes

     The Company accounts for income tax under the provisions of SFAS No. 109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognised for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                      ADVANCED BATTERY TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Revenue recognition

     Revenue is recognized upon shipment of product, at which time title of goods has been transferred to the buyer and there exist no significant obligations of the Company other than normal warranty support.

     Government grants

Depending on the nature of the grant, the Company either records the grant as revenue or a decrease of the related costs. The Company recorded in other income a grant of USD60,244 and nil for the years ended December 31, 2004 and 2003 respectively.

     Research and development costs

     Research and development costs are charged to operations as incurred.

     Concentration of credit risk

     Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customer. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

     Fair value of financial instruments

     The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable and other loans payable approximate fair value due to the short-term nature of these items. The carrying amounts of bank borrowings approximate the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

     Foreign currency translation

     The Group uses China Renminbi ("RMB") as the functional currency, which is not freely convertible into foreign currencies. Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions, quoted by the People's Bank of China (the "PBOC").
Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange quoted by the PBOC prevailing at the balance sheet date. Exchange gains or losses arising from changes in exchange rates subsequent to the transactions dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income for the respective period.

                       ADVANCED BATTERY TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Foreign currency translation (cont'd)

For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in other comprehensive income/(loss).

     New accounting pronouncements

     (i) The Statement of Financial Accounting Standard No.150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity" ("SFAS 150") was issued in May 2003. This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments :-

     1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets;

     2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and

     3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

     In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no impact on the Company's results of operations or financial position.

     (ii) Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE")" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.

                    ADVANCED BATTERY TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     In December 2003, the Financial Accounting Standards Board ("FASB") completed deliberations on proposed modifications to FIN 46 and re-issued FIN 46 ("Revised Interpretation") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003 but prior to January 1, 2004 may be accounted for either based on the original interpretation or the Revised Interpretation. The adoption of these interpretations had no impact on the Company's results of operation or financial position.

     (iii) SFAS 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits" was issued in December 2003. SFAS 132 (revised) revised employer's disclosure about pension plans and other post-retirement benefit plans. SFAS 132 (revised) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ended after December 15, 2003. SFAS 132 (revised) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed.
The interim disclosure requirements of SFAS 132 (revised) are effective for interim periods beginning after December 15, 2003. The adoption of this standard had no impact on the Company's results of operation or financial position.

     (iv) In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Company is currently assessing the impact of this Standard on its results of operations and financial position.

     (v) In November 2004, the FASB issued SFAS No. 151 "Inventory costs - an amendment of ARB No. 43, Chapter 4". SFAS 151 amends ARB 43, Chapter
4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal year beginning after June 15, 2005. The adoption of this standard has no impact on the Company's results of operation or financial position.

                    ADVANCED BATTERY TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   INVENTORIES

                             USD

Raw materials              50,333
Packing materials          38,669
Finished goods            144,491
                          -------
                          233,493
                          =======

     No allowance for inventories was made for the years ended December 31, 2004 and 2003.


5.   PROPERTY, PLANT AND EQUIPMENT, NET

                                        USD

Building and improvements            2,071,961
Machinery and equipment              1,342,185
Motor vehicles                         114,261
                                     ---------
                                     3,528,407
Less : Accumulated depreciation
       and amortization               (293,520)
                                     ---------
                                     3,234,887
                                     =========

     (i) At December 31, 2004, buildings and motor vehicles with net book values of USD1,955,284 and USD88,467 respectively were pledged to the banks for loans granted to the Group (Note 10).

     (ii) Depreciation and amortization expenses for the years ended December 31, 2004 and 2003 amounted to USD175,080 and USD102,800 respectively and USD58,259 and nil of these expenses were included in cost of sales.

     (iii) During the year ended December 31, 2004, improvements with carrying amount of USD3,278 were disposed of at nil consideration resulting in a loss of USD3,278. There was no disposal in the year ended December 31, 2003.

                    ADVANCED BATTERY TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   RIGHTS TO USE LAND AND POWER

     The rights to use land and power at cost, less accumulated amortization, consists of the following:

                                 USD

Right to use land              420,760
Right to use power              42,287
                               -------
                               463,047
Less : Accumulated
       amortization            (36,178)
                               -------
                               426,869

     The Group leases two pieces of land per real estate contract from the PRC Government for a period from August 2003 to September 2043, on which the office and production facilities of ZQPT are situated. This right to use land was pledged to a bank for the bank loans granted to the Group (Note 10).

     The Group leases power from the local government for a period from July 2003 to July 2013.

     Amortization expense was USD14,451 and USD14,494 for the years ended December 31, 2004 and 2003 respectively.


7.   PATENTS

     The patents at cost, less accumulated amortization, consist of the following:

                                   USD

Patents                          107,708
Less : Accumulated amortization    4,004
                                 -------
                                 103,704
                                 =======

     Amortization expense was USD2,583 and USD1,421 for the years ended December 31, 2004 and 2003 respectively.

                   ADVANCED BATTERY TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   PATENTS (CONT'D)

     The estimated aggregate amortization expenses for patents for each of the five succeeding years is as follows:


                 Year               USD

                 2005              2,693
                 2006              2,693
                 2007              2,693
                 2008              2,693
                 2009              2,693
                                 -------
                                  13,465
                                 =======


8.   NOTES PAYABLE

     The notes payable represents an unsecured demand loan from Shuangcheng National Owned Assets Operation Ltd. with monthly interest rate of 0.57525% and no fixed term of repayment.


9.   OTHER LOANS PAYABLE

     The loans due to non-related third parties are interest-free, unsecured and repayable on demand.


10.  LONG-TERM DEBTS

     (i)  Long-term debts comprise of the followings:

                                             USD

     Bank loans                         2,409,754
     Car loans                             43,291
                                        ---------
                                        2,453,045
                                        =========

                     ADVANCED BATTERY TECHNOLOGIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LONG-TERM DEBTS (CONT'D)

     The Group is obliged to make the following principal payments:

                                                    USD
                    Years ending December 31 :-
                                          2005   1,238,120
                                          2006   1,214,925
                                                 ---------
                                                 2,453,045
                                                 =========

     (ii) The bank loans were secured by the Group's buildings (Note 5) and right to use land (Note 6), bore interest at 8.064% per annum and are repayable in 2 yearly instalments commencing from November 2005.

     (iii) The car loans were secured by the Group's motor vehicles (Note
5), bore interest ranging from 4.1% to 5.4% per annum and are repayable in 24 monthly instalments commencing from December 2003, April 2004 and October 2004 respectively.

11.  INCOME TAXES

     No provision for income tax is made as the Company's operating subsidiary in the PRC has no assessable profits throughout the years.

     Income tax can be reconciled to the loss before minority interests as follow :

                                         Year ended December 31,
                                         2004                2003
                                       -------             -------
                                          USD                 USD

Loss before minority interests        (2,439,099)         (608,713)
                                       =========           =======
Expected income tax credit at PRC
 enterprise income tax rate of 33%      (804,903)         (200,875)
Expenses not deductible for tax
 purposes                                818,763           156,693
Differences in tax depreciation
 expenses and book depreciation
 expenses                                (29,259)           15,211
Valuation allowances                      15,399            28,971
                                        --------           -------
Income tax                                     -                 -
                                        ========           =======

                      ADVANCED BATTERY TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES (CONT'D)

     The major components of deferred tax as of December 31, 2004 are as follows:
                                    USD

Tax losses                        44,370
Less : Valuation allowances      (44,370)
                                  ------
                                       -
                                  ======

     At December 31, 2004, the Company had tax losses amounting to USD134,456 which can be carried forward for five years from the year of loss.

     The management determined that these tax losses incurred by the operating subsidiary did not meet the realization criteria and therefore a valuation allowance of USD44,370 was made against the deferred tax asset.


12.  BASIC NET LOSS PER SHARE

     (i) The basic net loss per share is calculated using the net loss and the weighted average number of common stock outstanding during the year.

                                      Year ended December 31,
                                     2004                 2003
                                   -------              -------
Net loss (USD)                   (2,349,704)           (426,099)
                                 ==========           =========
Weighted average common stock
 outstanding                     10,080,357           9,141,130#
                                 ==========           =========

Basic net loss per share (USD)        (0.23)              (0.05)
                                 ==========           =========

     # The number represents the number of shares issued by ABAT for the Exchange (after taking into account the reverse stock split as disclosed in Note 13(i)).

     (ii) The diluted net loss per share is not presented as there is no dilutive effect for the years ended December 31, 2004 and 2003.

                     ADVANCED BATTERY TECHNOLOGIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMON STOCK                          No. of           Amount
                                          shares              USD
                                         ---------      ---------
Authorized :
 Common stock at USD0.001 par value
  (Note 13(i))                           60,000,000        60,000
 Issued and outstanding :
  At January 1, 2004 ABAT share
   capital before the Exchange            9,042,582         9,043
 Shares issued for the Exchange
  (Note 2(ii))                           10,800,000        10,800
 Reverse split of outstanding
  common stock (Note 13(i))             (17,883,543)      (17,884)
 Conversion of preferred stock
  (Note 13(ii))                           8,061,130         8,061
 Shares issued to employees
  (Note 13(iii))                          2,425,000         2,425
 Shares issued to consultants
  (Note 13(iv))                             495,000           495
                                         ----------       -------
 At December 31, 2004                    12,940,169        12,940
                                         ==========       =======

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

     (ii) Subsequent to the reverse stock split on July 12, 2004, the holders of the Company's preferred stock converted their shares into 8,061,130 shares of common stock.

     (iii) 200,000 of these shares were issued to an employee of the Company for the provision of services for a term of two years commencing on July 11, 2004.

     The remaining 2,225,000 shares were issued to 11 employees of the Company for the provision of services during the year ended December 31, 2004.

                     ADVANCED BATTERY TECHNOLOGIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMON STOCK (CONT'D)

     (iv) The Company entered into several consulting agreements (the "Agreements") with various consultants. In consideration of the consulting services provided, the Company agreed to issue in aggregate 495,000 of the Company's common stock to the consultants. The details of the consulting agreements are as follows :

                                         Number of
                                         shares of
                                         common
Services provided       Terms            stock issued    Date of issuance
-----------------------------------------------------------------------------
Marketing, sales
 channeling, market      June 29, 2004 to     220,000    September 14, 2004
 research and
 promotion services      June 28, 2006

Provision of technical
 market                  July 23, 2004        100,000    July 30, 2004
 information and         to
 technical research      July 22, 2007
 and development
 services

Provision of industry
 and market              September 8, 2004    125,000    September 9, 2004
 information in the      to
 PRC                     September 7, 2005

Coordination and
 business                September 8, 2004     50,000    September 14, 2004
 development services    to
 in the                  September 7, 2006
 United States
                                             -------
                                             495,000
                                             =======

14. PREFERRED STOCK

                            No. of shares              Amount
                                                          USD
Authorized :
 Preferred stock at
  USD0.001 par value
  (Note 13(i))                5,000,000                 5,000
                              =========                 =====
 Issued and outstanding :
  At January 1, 2004                  -                     -
 Shares issued for the
  Exchange (Note 2(ii))         806,113                   806
 Conversion to common
  stock (Note 13(ii))          (806,113)                 (806)
                              ---------                 -----
At December 31, 2004                  -                     -
                              =========                 =====

     Each preferred stock is convertible into 10 shares of common stock (after taking into account the reverse stock split as disclosed in Note 13(i)).

                     ADVANCED BATTERY TECHNOLOGIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  ADDITIONAL PAID-IN CAPITAL

     Included in the additional paid-in capital is an amount of USD3,890,830 which represents the excess of the aggregate fair value of the Company's common stock issued to employees (Note 13(iii)) and consultants under the Agreements (Note 13(iv)), over the par value of the stock issued. The fair value is determined by reference to the closing price of the Company's common stock quoted on the OTCBB at the dates of issuance of common stock.

16.  SUPPLEMENTAL CASH FLOW INFORMATION

                                      Year ended December 31,
                                      2004              2003
                                    -------           -------
                                        USD               USD

Interest paid                         5,045             5,027
Income taxes                              -                 -

Non-cash transaction
 Capital increase in exchange of
  property, plant and equipment           -           415,396


     Other than the above-mentioned, during the year ended December 31, 2004, there were non-cash transactions regarding the issues of the Company's common stock and preferred stock for the acquisition of Cashtech and the issues of the Company's common stock for the provision of services and consultancy works by various employees and consultants, the details of which are set out in notes 2(ii), 13(iii) and 13(iv) respectively.

17.  EQUITY INCENTIVE PLAN

     (i) The Company adopted the 2004 Equity Incentive Plan (the "Plan") on August 24, 2004. The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the participants of the Plan (the "Participants") to those of the Company's shareholders, and by providing the Participants with an incentive for outstanding performance. The Plan is further intended to attract and retain the services of the Participants upon whose judgment, interest, and special efforts the successful operation of the Group is dependent. The Company has reserved 5,000,000 shares of common stock for the options and awards under the Plan.

     Subject to the terms and provisions of the Plan, the Board of Directors, at any time and from time to time, may grant shares of stock to eligible persons in such amounts and upon such terms and conditions as the Board of Directors shall determine.

                     ADVANCED BATTERY TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  EQUITY INCENTIVE PLAN (CONT'D)

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

     (ii) As mentioned in notes 13(iii) and 13(iv), ABAT issued a total of 2,225,000 and 495,000 common stocks to 11 employees and various consultants respectively. The shares granted to the employees and 125,000 shares entitled by a consultant were issued under the Plan.

     (iii) Other than the transaction as detailed in note 17(ii), no options or awards have been made, exercised or lapsed during the year ended December 31, 2004.

18.  COMMITMENTS

     (i) At December 31, 2004, the Group had capital commitments in respect of acquisition of property, plant and equipment, which are contracted for but not provided in the financial statements, amounting to USD832,953.

     (ii) At December 31, 2004, the Group had agreed to pay USD144,585 to Harbin Institute of Technology for the research and development of polymer lithium-ion batteries for motor vehicles.


19.  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2004, the Group sold goods amounting to USD420,790 to a related company in which a director of the Company has a controlling interest. The transaction was entered into in the normal course of business and at normal commercial terms.


20.  WARRANTIES

     The Group warrants that all equipment manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. The Group's experience for costs and expenses in connection with such warranties has been minimal and during the year ended December 31, 2004, no amounts have been considered necessary to reserve for warranty costs at this time.

                     ADVANCED BATTERY TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  SUBSEQUENT EVENT

     On January 20, 2005, the Company entered into a contract with its chairman, Zhiguo Fu, as well as Zhijie Fu and Wenhua Yang. The contract acknowledged that these three individuals had provided USD4,832,976 to fund the construction of plant facilities owned by ZQ Power-Tech. Since the Company has a 70% interest in ZQ Power-Tech, the contract provided that the Company would issue a total of 11,276,947 shares to satisfy USD3,383,084 (i.e. 70%) of the loan from the three individuals to ZQ Power-Tech. The individuals agreed that the remaining 30% of the loan would be a contribution to the capital of ZQ Power-Tech.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Advanced Battery Technologies, Inc.

                                 By: /s/ Zhiguo Fu
                                 -----------------------------------
                                 Zhiguo Fu, Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below on March 31, 2005 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhiguo Fu
___________________________
Zhiguo Fu, Director,
Chief Executive Officer

/s/ Guohua Wan
____________________________
Guohua Wan, Director,
Chief Financial and Chief
Accounting Officer

/s/ Ming Liu
____________________________
Ming Liu, Director

/s/ Yongguo Yang
_____________________________
Yongguo Yang, Director

/s/ Guopeng Gao
_____________________________
Guopeng Gao, Director