Form 10QSB
period 2005-03-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2005-05-16
CIK 745651

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
[ ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 2005

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period     to

                         Commission File No. 0-13337

                    ADVANCED BATTERY TECHNOLOGIES, INC.
              ----------------------------------------------
              (Name of Small Business Issuer in Its Charter)

          DELAWARE                                     22-2497491
    --------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

            136-14 Northern Blvd., Suite 8E, Flushing, NY 11354
            ---------------------------------------------------
                  (Address of principal executive offices)

                                718-359-6866
              -----------------------------------------------
              (Issuer's telephone number, including area code)

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

                     Title of each class of Common Stock
                        Outstanding as of May 10, 2005
             ---------------------------------------------------
                Common Stock, $0.001 par value    24,237,094

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements                            3
     Item 2. Management's Discussion and Analysis or Plan of Operation    9
     Item 3. Controls and Procedures                                     11

PART II - OTHER INFORMATION                                              11

     Item 1. Legal Proceedings                                           11
     Item 2. Changes in Securities and Use of Proceeds                   11
     Item 3. Defaults Upon Senior Securities                             11
     Item 4. Submission of Matters To a Vote of Security Holders         11
     Item 5. Other Information                                           12
     Item 6. Exhibits and Reports on Form 8-K                            12

PART I - FINANCIAL INFORMATION

                    ADVANCED BATTERY TECHNOLOGIES, INC.
                       CONSOLIDATED BALANCE SHEETS


                                              March 31,2005
                                              -------------
                                               (Unaudited)
ASSETS
 Current assets
  Cash and cash equivalents                       109,914
  Accounts receivable                                 317
  Inventories                                     256,947
  Prepayments, deposits and other receivable      278,305
                                                ---------
 Total current assets                             645,483

Property, plant and equipment, net              3,722,114
Construction in process                         7,656,762
Deposits for acquisition of property, plant
 and equipment                                    398,695
Rights to use land and power, net                 424,437
Patents, net                                      103,318
Prepaid expenses                                1,481,582
                                               ----------
 Total assets                                  14,432,391
                                               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Accounts payable                                 36,767
  Accrued expenses and other payables             203,458
  Notes payable                                   362,472
  Other loans payable                             325,963
  Current maturities of long-term debts         1,242,207
  Customer deposits                               782,646
  Welfare payable                                  65,883
                                                ---------
 Total current liabilities                      3,019,396

Long-term debts, less current maturities        1,212,700
                                                ---------
 Total liabilities                              4,232,096
                                                ---------

Minority interests                              1,612,896
                                                ---------
Stockholders' equity
 Common stock (Note 2)                             24,237
 Additional paid-in capital                    11,763,223
 Accumulated deficit                           (3,227,882)
 Accumulated other comprehensive income            27,821
                                               ----------
 Total stockholders' equity                     8,587,399
                                               ----------
Total liabilities and stockholders' equity     14,432,391
                                               ==========


See the accompanying notes to the unaudited consolidated financial statements

                    ADVANCED BATTERY TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three months ended March 31,
                                    ---------------------------------
                                        2005                  2004
                                    (Unaudited)           (Unaudited)

Revenue                                31,407                476,009
Cost of sales                         (24,165)              (266,566)
                                     --------               --------
Gross profit                            7,242                209,443

Other income                              801                    139
Selling expenses                       (2,996)                (7,105)
General and administrative expenses  (441,839)              (244,707)
Research and development costs              -                (23,833)
Interest expense                      (48,716)                (7,091)
                                     --------               --------
Loss before minority interests       (485,508)               (73,154)

Minority interests                     49,217                 21,946
                                     --------               --------
Net loss                             (436,291)               (51,208)
                                     ========               ========

Net loss per share (Note 3)             0.020                  0.006
                                     ========               ========
Weighted average number of
 shares outstanding                21,851,316              9,141,130
                                   ==========              =========


See the accompanying notes to the unaudited consolidated financial statements

                     ADVANCED BATTERY TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       Three months ended March 31,
                                    ---------------------------------
                                        2005                  2004
                                    (Unaudited)           (Unaudited)
                                           Three months ended

Cash flows from operating
 activities :
 Net loss                            (436,291)              (51,208)
 Adjustments to reconcile net
 loss to net cash (used in)/
 provided by operating activities :
  Depreciation and amortization        49,896                43,334
  Amortization of prepaid expenses    321,452                     -
  Minority interests                  (49,217)              (21,946)
 Changes in operating assets and
  liabilities :
  Increase in accounts receivable           -              (421,939)
  Increase in inventories             (23,454)             (101,992)
  Decrease/(increase) in prepayments,
   deposits and other receivable       33,241               (12,692)
  Decrease in tax receivable                -                28,495
  (Decrease)/increase in accounts
    payable, accrued expenses and
    other payable                      (7,861)              296,790
  (Decrease)/increase in customer
   deposits                           (31,636)              451,354
  Increase in welfare payable           8,014                 6,909
                                     --------              --------
Net cash (used in)/provided by
  operating activities               (135,856)              217,105
                                     --------              --------
Cash flows from investing
 activities :
 Purchase of property, plant
  and equipment                      (346,979)              (60,005)
 Additions to construction in
  process                          (3,545,897)              (91,772)
 Purchase of patents                        -                (6,360)
                                   ----------             ---------
Net cash used in investing
 activities                        (3,892,876)             (158,137)
                                   ----------             ---------
Cash flows from financing
 activities :
 Net proceeds from issuance of
  common stock                      3,383,084                     -
 Repayment from officers                    -                71,361
 Decrease in other loans payable       (2,707)              (37,527)
 Decrease in other loans receivable         -                33,326
 Repayment to employee                      -               (75,778)
 Decrease in long-term debts           (1,862)               (2,720)
                                    ---------             ---------
Net cash provided by/(used in)
 financing activities               3,378,515               (11,338)
                                    ---------             ---------
Net (decrease)/increase in cash
 and cash equivalents                (650,217)               47,630
Effect of foreign exchange rate
 changes                                2,116                     -
Cash and cash equivalents,
 beginning of period                  758,015                 8,063
                                    ---------             ---------
Cash and cash equivalents, end of
 period                               109,914                55,693
                                    =========             =========

See the accompanying notes to the unaudited consolidated financial statements

                     ADVANCED BATTERY TECHNOLOGIES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     (i) The accompanying consolidated financial statements of Advanced Battery Technologies, Inc. ("ABAT") and its subsidiaries (the "Group") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These financial statements should be read in conjunction with ABAT's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

     In the opinion of the management of ABAT, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of results for a full year.

     (ii)    The Company has two subsidiaries, Cashtech Investment
Limited ("Cashtech"), a British Virgin Island corporation, and
Heilongjiang ZhongQiang Power-Tech Co., Ltd. ("ZQ Power-Tech"). ZQ Power-Tech is a limited liability company established in the People's Republic of China in which Cashtech owns 70% interest. Cashtech has no other assets.

     In March 2004, stockholders holding 70% ownership in ZQ Power-Tech
transferred those shares to obtain 100% ownership in Cashtech.   On May 6,
2004, ABAT completed a share exchange with the stakeholders of Cashtech. The combination of these two transactions is being treated as a reverse merger and recapitalization of ZQ Power-Tech, which is treated as the accounting acquirer.

     The purchase method under reverse takeover accounting has been applied for the above two share exchanges. These consolidated financial statements issued under the name of the legal parent, ABAT, are a continuation of the financial statements of ZQ Power-Tech. The comparative figures in the consolidated statements of operations and cash flows are those of ZQ Power-Tech. The 30% minority interests in ZQ Power-Tech are reflected in the comparative figures as if the current group structure was already in existence.

     (iii) The Group has an accumulated deficit as of March 31, 2005. However, based on the substantial backlog of orders of approximately $29 million that the Group has accumulated, the management of the Group believes that these orders will generate sufficient revenue and cash flows to enable the Group to continue as a going concern.

2.   COMMON STOCK                       No. of shares           Amount

     Authorized :-
      Common stock at $0.001 par value    60,000,000            60,000

     Issued and outstanding :-
      At January 1, 2005                  12,940,169            12,940
      Shares issued for settlement
       of loan (Note 2(i))                11,276,947            11,277
      Shares issued to a consultant
       (Note 2(ii))                           20,000                20
                                          ----------           -------
      At March 31, 2005                   24,237,116            24,237
                                           ==========           =======

Notes:-

     (i) On January 20, 2005, the Company entered into a contract with its chairman, Zhiguo Fu, as well as Zhijie Fu and Wenhua Yang. The contract acknowledged that these three individuals had provided $4,832,976 to fund the construction of plant facilities owned by ZQ Power-Tech.
Since the Company has a 70% interest in ZQ Power-Tech, the contract provided that the Company would issue a total of 11,276,947 shares of common stock to satisfy $3,383,084 (i.e. 70%) of the loan from the three individuals to ZQ Power-Tech. The number of shares to be issued was based upon $0.30 per share, which represented the closing price of the Company's common stock on the Over-the-Counter Bulletin Board on January 19, 2005.

     Accordingly, the Company issued 11,276,947 shares of common stock to the three individuals on January 20, 2005. $3,371,807, which represented the excess of the loan amount over the par value of the stock issued, was included in additional paid-in capital.

     (ii) The Company entered into an agreement with a consultant for the provision of consultancy services in connection with the operation of the businesses of the Company for a period from January 24, 2005 to June 30, 2005. As full compensation for the services to be rendered, the Company issued to the consultant 20,000 shares of its common stock on January 24, 2005. An amount of $10,380, which represents the aggregate fair value of the shares in excess of par value, was included in additional paid-in capital.

3.   NET LOSS PER SHARE

     (i) The basic net loss per share is calculated using the net loss and the weighted average number of common stock outstanding during the interim periods.

                                        Three months ended March 31,
                                        ----------------------------
                                           2005               2004

  Net loss                             $   436,291       $    51,208
                                          ========          ========
  Weighted average number of shares
   outstanding                          21,851,316         9,141,130
                                        ==========         =========

  Basic net loss per share             $     0.020       $     0.006
                                        ==========         =========

#    The number represents the number of shares issued by ABAT for the share exchange with Cashtech (after taking into account the reverse stock split on July 12, 2004).

     (ii) The diluted net loss per share is not presented as there was no dilutive effect for both interim periods.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                              Three months ended March 31,
                                              ----------------------------
                                                 2005             2004

               Interest paid                    48,716            7,091

               Income taxes                          -                -


Other than the above-mentioned information, during the three months ended March 31, 2005, there was a non-cash transaction regarding the issuance of the Company's common stock for the provision of consultancy work by a consultant, the details of which are set out in note 2(ii).

5.   COMMITMENTS

     (i) At March 31, 2005, the Group had capital commitments in respect of acquisition of property, plant and equipment, which are contracted for but not provided in the financial statements, amounting to $150,861.

     (ii) At March 31, 2005, the Group had agreed to pay $144,989 to Harbin Institute of Technology for the research and development of polymer lithium-ion batteries for motor vehicles.

6.   WARRANTIES

     The Group warrants that all batteries manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. The Group's experience for costs and expenses in connection with such warranties has been minimal and during the three months ended March 31, 2005, no amounts have been considered necessary to reserve for warranty costs.

Item 1.	Management's Discussion and Analysis or Plan of Operation
     Forward Looking Statements

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed
to be forward-looking statements.   Readers are cautioned that there are
risks and uncertainties which may cause actual future results to differ from the results anticipated in these forward-looking statements. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 in the section numbered "Item 6" under the heading "Risk Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

     Recent Business Events

     Business Overview

     Advanced Battery Technologies, Inc. is a holding company with one
subsidiary:   Cashtech Investment Limited, a British Virgin Islands
corporation. Cashtech Investment Limited has only one asset, which is 70% of the capital stock of Heilongjiang ZhongQiang Power-Tech Co., Ltd., a China limited liability company ("ZQ Power-Tech").

     ZQ Power-Tech designs, manufactures and markets rechargeable polymer lithium-ion ("PLI") batteries. PLI batteries produce a relatively high average of 3.8 volts per cell, which makes them attractive in terms of both weight and volume. Additionally, they can be manufactured in very thin configurations and with large footprints. PLI cells can be configured in almost any prismatic shape, and can be made thinner than
0.0195 inches (0.5 mm) to fill virtually any shape efficiently. The Company's products include rechargeable PLI batteries for electric automobiles, motorcycles, mine-use lamps, notebook computers, walkie-talkies and other personal electronic devices.

     ZQ Power-Tech focused its initial marketing activities in Southeast Asia, primarily China, Taiwan and Japan in 2004. After we expanded our manufacturing capacity in April 2005, ZQ Power-Tech started to expand its marketing efforts in North America and worldwide.

     Completion of New Factory

     ZQ Power Tech. completed the construction of a new factory and the installation of two new production lines in February, 2005. This provides ZQ Power Tech with 340,000 square feet of battery manufacturing capacity, with three battery manufacturing lines, and a production capacity of 50,000AH (representing approximately $100,000 in sales volume, depending on the products produced) per 8-hour shift. This is ten times the capacity of the pre-existing plant. The old facility is being converted into an R&D laboratory.

     Backlog

     On April 9, 2005, Aiyingsi Co., Ltd. of Taiwan renewed its purchase order for 60,000 3.7V 200Ah Polymer Lithium-Ion (PLI) batteries. The order has a total contract value of $21 million. As a result, ZQ Power Tech's backlog of sales orders totaled approximately $29,000,000 as of April 9, 2005. On March 25, 2004 our backlog of orders totaled $578,000.

     Strategic Partnership

     In March 2005 ABAT signed a mutually exclusive development agreement with Altair Nanotechnologies, Inc. (Altair) for lithium polymer batteries in China. This agreement covers the incorporation of Altair's battery electrode nano-materials into ABAT's existing polymer battery product lines. In April 2005, the Company received the initial shipment of battery electrode nano-materials from Altair that will be used in the manufacture and testing of prototype polymer lithium batteries.

     The Company has signed an Agreement of Intent with ZAP to develop, manufacture and distribute electric vehicles using our PLI batteries. Initial testing shows that ZAP's three and four-wheel vehicles equipped with our battery would be able to increase the run time by three times or more over lead-acid batteries. The threefold increase in energy density of the PLI batteries could enable a similar threefold increase in transportation range for comparable-weight batteries.

     Intellectual Property

     Our US Patent application for "High Capacity Polymeric Li-Ion Cell and Its Production Method" was published on February 3, 2005. The Publication No. is: US 2005/0022370 A1.

     On January 10, 2005, ZQ Power Tech received the required "Safety Certificate of Approval for Coal Mining Products" from the Chinese government, allowing the production of mine-use lamps using a PLI battery.

     Employees

     As a result of the new capacity additions, the Company has increased its staff from 360 employees in December 2004 to 1,260 as of April 5, 2005. These 1,260 employees include 120 engineers and 49 research staff with advanced degrees.

     Results of Operations for the Three-Month Periods Ended March 31, 2005 and 2004

     Revenues

     Revenues for the three months ended March 31, 2005 were $ 31,407 and for the three months ended March 31, 2004 were $476,009. The decrease was due to the suspension of the old production line while the Company built the new factory, new facilities and new production lines in the first quarter of 2005. During this suspension period, the old facilities could not be used because of the upgrade of power transformer and water supply system.

     Selling, general and administrative expenses

     Selling, general and administrative expenses for the three months ended March 31, 2005 were $444,835 and for the three months ended
March 31, 2004 were $251,812. The increase in these expenses was in connection with the expansion of facilities, the increase of employees and the amortization of prepaid expenses attributable to consulting fees that were prepaid by the Company by issuing common stock to the consultants.

     Net Loss

     Net loss for the three months ended March 31, 2005 was $436,291 and for the three months ended March 31, 2004 was $51,208. The increase of net loss was due to the increase of expenses related to capacity expansion, the decrease of revenue and the amortization of prepaid expenses.

     Liquidity and Capital Resources

     Until December 2004, the development and initial operations of ZQ Power-Tech were financed primarily by contributions to capital made by Zhiguo Fu, the Company's Chairman. On December 1, 2004, ZQ Power-Tech entered into a Loan Agreement with China Financial Bank, and received a loan of RMB20 million (approximately $2.4 million). The Loan Agreement requires that half of the principal be paid in a balloon in November 2005 and half in November 2006. Interest at 8.064% per annum is payable monthly. $1.9 million of the obligation is secured by a pledge of ZQ Power-Tech's manufacturing facilities; the remainder of the debt is secured by a pledge of our realty assets.

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

     At March 31, 2005 ZQ Power-Tech had a working capital deficit of $2,373,913, an increase in the deficit of $621,268 during the first quarter of 2005. The increase in the deficit was primarily the result of the Company's operating loss and its use of cash to fund new construction. Among the principal factors in the deficit were customer deposits totaling $782,646 provided by ten customers. These deposits will be amortized as products are delivered to the customers, all of whose orders are scheduled for delivery no later than September 2005. Also a factor in our working capital deficit is an unsecured note payable to a Chinese institutional lender in the amount of $362,472. The note was due in January 2005 and is now payable on demand. To date, the lender has not taken any action to collect the debt.

     Despite its negative working capital, ZQ Power-Tech has sufficient liquidity to fund its near-term operations. The principal capital resource available is $12,202,008 in property, plant and equipment, construction in process, related deposits and real property rights, which ZQ Power-Tech owns subject only to the China Financial Bank lien for $2.4 million. Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed. Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed.

     Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Item 2.	Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, given our limited operations, our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As we develop new business or if we engage in an extraordinary transaction we will review our disclosure controls and procedures and make sure that they are adequate.

     We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers. We have also undertaken to periodically review our disclosure controls and procedures and internal controls for adequacy and effectiveness.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

     None.

Item 2.	Changes in Securities and Use of Proceeds

     In January 2005 the Company issued a total of 11,276,947 shares of common stock to Zhiguo Fu (its Chairman), Zhijie Fu and Wenhua Yang. The shares were issued for a purchase price of $3,383,084, representing the market price of the common stock when issued. The sale was exempt pursuant to Section4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about ABAT and were acquiring the shares for their own accounts. There was no underwriter.

Item 3.	Defaults Upon Senior Securities

     Not Applicable.

Item 4.	Submission of Matters To a Vote of Security Holders

     Not applicable.

Item 5.	Other Information

     Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

     Exhibits

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K

     Report dated January 20, 2005 under Item 3.02 concerning sale of equity securities.

     Report dated February 22, 2005 under Item 5.02 concerning resignation by a director.

     Report dated March 2, 2005 under Item 5.02 concerning election of a director.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADVANCED BATTERY TECHNOLOGIES, INC.
                              (Registrant)

Date:  May 13, 2005           By:/s/Zhiguo Fu
                              --------------------------------------------
                              Name:  Zhiguo Fu
                              Title:  Chief Executive Officer and Chairman
                               of the Board

Date:  May 13, 2005           By: /s/Guohua Wan
                              --------------------------------------------
                              Name: Guohua Wan
                              Title:  Chief Financial Officer