Form 10QSB
period 2005-06-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2005-08-22
CIK 745651

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2005

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period        to

                        Commission File No. 0-13337


                       ADVANCED BATTERY TECHNOLOGIES, INC.
               -------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

            DELAWARE                                     22-2497491
      ------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

              136-14 Northern Blvd., Suite 8E, Flushing, NY 11354
             ---------------------------------------------------
                  (Address of principal executive offices)

                                 718-359-6866
             ---------------------------------------------------
              (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock      Outstanding as of August 18, 2005
--------------------------------------------------------------------------
  Common Stock, $0.001 par value                   25,337,116

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements........................  3

     Item 2. Management's Discussion and Analysis or Plan of
              Operation...............................................  9

     Item 3. Controls and Procedures.................................. 11

PART II - OTHER INFORMATION........................................... 12

     Item 1. Legal Proceedings........................................ 12

     Item 2. Changes in Securities and Use of Proceeds................ 12

     Item 3. Defaults Upon Senior Securities.......................... 12

     Item 4. Submission of Matters To a Vote of Security Holders...... 12

     Item 5. Other Information........................................ 12

     Item 6. Exhibits and Reports on Form 8-K......................... 12

PART I - FINANCIAL INFORMATION

                    ADVANCED BATTERY TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEET

                                                        June 30,2005
                                                        ------------
                                                        (Unaudited)
                                                               USD
ASSETS

Current assets
  Cash and cash equivalents                            $     29,985
  Accounts receivable                                            60
  Inventories                                               367,075
  Prepayments, deposits and other receivable              1,138,474
                                                         ----------
Total current assets                                      1,535,594

Property, plant and equipment, net                        8,858,763
Construction in process                                   3,109,394
Deposits for acquisition of property, plant and
 equipment                                                  185,484
Rights to use land and power, net                           420,789
Patents, net                                              2,310,386
Prepaid expenses                                          3,149,982
                                                         ----------
Total assets                                           $ 19,570,392
                                                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                     $    108,357
  Accrued expenses and other payables                       315,376
  Notes payable                                             362,450
  Other loans payable                                       301,780
  Current maturities of long-term debts                   1,844,582
  Customer deposits                                       1,395,822
  Welfare payable                                            80,250
                                                         ----------
Total current liabilities                                 4,408,617

Long-term debts, less current maturities                  1,209,277
                                                         ----------
Total liabilities                                         5,617,894
                                                         ----------

Minority interests                                        3,639,770
                                                         ----------
Stockholders' equity
  Common stock (Note 3)                                      25,337
  Additional paid-in capital                             13,944,707
  Accumulated deficit                                    (3,684,802)
  Accumulated other comprehensive income                     27,486
                                                         ----------
Total stockholders' equity                               10,312,728
                                                         ----------
Total liabilities and stockholders' equity             $ 19,570,392
                                                         ==========

See the accompanying notes to the unaudited consolidated financial statements.

                     ADVANCED BATTERY TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                 Three months ended         Six months ended
                                      June 30,                  June 30,
                              ------------------------   ----------------------
                                 2005          2004         2005       2004
                              (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
                                     USD          USD          USD         USD

Revenue                       $   236,360  $   492,666  $   267,767  $  968,675

Cost of sales                    (156,205)    (343,552)    (180,370)   (610,118)
                               ----------   ----------   ----------   ---------
Gross profit                       80,155      149,114       87,397     358,557

Other income                          578            6        1,379         105

Selling expenses                   (5,255)      (6,637)      (8,251)    (13,742)

General and administrative
 expenses                        (476,723)    (103,452)    (918,562)   (348,119)

Research and development costs    (25,514)     (13,184)     (25,514)    (37,017)

Interest expense                  (61,690)        (781)    (110,406)     (7,872)
                               ----------   ----------   ----------   ---------
(Loss)/income before minority
 interests                       (488,449)      25,066     (973,957)    (48,088)

Minority interests                 31,529       (7,520)      80,746      14,426
                               ----------   ----------   ----------   ---------
Net (loss)/income             $  (456,920) $    17,546  $  (893,211) $  (33,662)
                               ==========   ==========   ==========   =========
Net (loss)/income per share
 (Note 5)                     $    (0.019) $     0.002  $    (0.039) $   (0.004)
                               ==========   ==========   ==========   =========
Weighted average number of
 shares outstanding            24,599,753    9,697,474   23,050,807   9,419,302
                               ==========   ==========   ==========   =========

See the accompanying notes to the unaudited consolidated financial statements.

                    ADVANCED BATTERY TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Six months ended June 30,
                                            ---------------------------
                                                2005             2004
                                            (Unaudited)      (Unaudited)
                                                   USD              USD
Cash flows from operating activities :
 Net loss                                   $ (893,211)      $  (33,662)

 Adjustments to reconcile net loss to
  net cash (used in)/provided by
  operating activities:

  Depreciation and amortization                119,377           80,292
  Amortization of prepaid expenses             677,052                -
  Minority interests                           (80,746)         (14,426)

 Changes in operating assets and
  liabilities :

  Decrease/(increase) in accounts
   receivable                                      258         (318,973)
  Increase in inventories                     (132,944)        (133,716)
  (Increase)/decrease in prepayments,
   deposits and other receivable              (833,624)          38,287
  Increase in accounts payable, accrued
   expenses and other payable                   78,287          379,665
  Increase in customer deposits                579,317          227,731
  Increase in welfare payable                   22,223           17,362
                                             ---------        ---------
 Net cash (used in)/provided by operating
  activities                                  (464,011)         242,560
                                             ---------        ---------
Cash flows from investing activities :
 Purchase of property, plant and equipment  (3,067,158)        (127,875)
 Additions to construction in process       (1,148,454)        (504,008)
 Purchase of patents                                 -           (5,065)
                                             ---------        ---------
 Net cash used in investing activities      (4,215,612)        (636,948)
                                             ---------        ---------
Cash flows from financing activities :
 Net proceeds from issuance of common
  stocks                                     3,383,084                -
 Repayment from officers                             -           90,788
 (Decrease)/increase in other loans payable    (27,788)         285,913
 Decrease in other loans receivable                  -           35,249
 Increase in long-term debts                   594,116           10,421
                                             ---------        ---------
 Net cash provided by financing activities   3,949,412          422,371
                                             ---------        ---------
Net (decrease)/increase in cash and cash
 equivalents                                  (730,211)          27,983

Effect of foreign exchange rate changes          2,181                -

Cash and cash equivalents, beginning of
 period                                        758,015            8,063
                                             ---------        ---------
Cash and cash equivalents, end of period    $   29,985       $   36,046
                                             =========        =========

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

     (ii) The Company has two subsidiaries, Cashtech Investment Limited ("Cashtech"), a British Virgin Island corporation, and Heilongjiang ZhongQiang Power-Tech Co., Ltd. ("ZQ Power-Tech"). ZQ Power-Tech is a limited liability company established in the People's Republic of China (the "PRC") in which Cashtech owns 51.2% interest as of June 30, 2005.

     (iii) On March 1, 2004, the previous stockholders holding 70% ownership of ZQ Power-Tech agreed to the transfer of their shares to obtain 100% ownership in Cashtech. Cashtech is the legal parent of ZQ Power-Tech since inception, with the transaction being treated as a reverse merger and recapitalization of ZQ Power-Tech, which is treated as the accounting acquirer.

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

     (iv) The Group has an accumulated deficit as at June 30, 2005. However, based on the substantial backlog of orders of approximately $29 million that the Group has accumulated, the management of the Group believes that these orders will generate sufficient revenue and cash flows to enable the Group to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by the Company are set forth in the section "Summary of significant accounting policies" of the consolidated financial statements of the Company included in the Company's Form 10-KSB submitted to the United States Securities and Exchange Commission on March 31, 2005.

     NEW ACCOUNTING PRONOUNCEMENT

     In May 2005, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle.
     It applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement which does not include specific transition provisions. FASB No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statements requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date applicable.

     The adoption of the statement had no impact on the Company's results of operation or financial position.


3.   COMMON STOCK
                                             No. of shares          Amount
                                                                       USD
     Authorized :-                          ---------------      -----------

      Common stock at USD0.001 par value       60,000,000         $  60,000
                                              ===========          ========
     Issued and outstanding :-
      At January 1, 2005                       12,940,169         $  12,940
     Shares issued for settlement of loan
      (Note 3(i))                              11,276,947            11,277

     Shares issued to a consultant
      (Note 3(ii))                                 20,000                20

     Shares issued to employees
      (Note 3(iii))                             1,100,000             1,100
                                              -----------          --------
     At June 30, 2005                          25,337,116         $  25,337
                                              ===========          ========
Notes :-

     (i) On January 20, 2005, the Company entered into a contract with its chairman, Zhiguo Fu, as well as Zhijie Fu and Wenhua Yang. The contract acknowledged that these three individuals had provided $4,832,976 to fund the construction of plant facilities owned by ZQ Power-Tech. Since the Company has a 70% interest in ZQ Power-Tech, the contract provided that the Company would issue a total of 11,276,947 shares of common stock to satisfy $3,383,084 (i.e. 70%) of the loan from the three individuals to ZQ Power-Tech. The number of shares to be issued was based upon US$0.30 per share, which represented the closing price of the Company's common stock on the Over-the-Counter Bulletin Board on January 19, 2005.

           Accordingly, the Company issued 11,276,947 shares of common stock to the three individuals on January 20, 2005. The excess of the loan amount over the par value of the stock issued was included in additional paid-in capital.

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

     (iii) On June 1, 2005, 1,100,000 shares of common stock were issued to 4 employees of the Company for the provision of services for a term of five years commencing on the same date. An amount of $2,022,900, which represents the aggregate fair value of the shares in excess of par value, was included in additional paid-in capital. The aggregate fair value of the issued common stock of $2,024,000 was included in prepaid expenses which will be amortized on a straight-line basis over the terms of services.

4.   GAIN ON DEEMED DISPOSAL OF INTEREST IN A SUBSIDIARY

     On May 31, 2005, ZQ Power-Tech issued 18,350,000 shares of stock with par value of RMB1 each to Mr. Fu Zhiguo in return for a patent transferred by Mr. Fu. The patent was appraised by a PRC appraiser to have a value of $2,216,987 (equivalent to RMB18,350,000) on May 25, 2005. As a result, the Company's interest in ZQ Power-Tech was diluted from 70% to 51.2% at the same date, which constituted a deemed disposal by the Company of its partial interest in ZQ Power-Tech.

     An amount of $158,584, which represents the net increase in the Company's share of the net assets in ZQ Power-Tech as a result of the aforementioned issuance of stock, was included in additional paid-in capital due to the nature of the transaction being between related parties.

5.   NET (LOSS)/INCOME PER SHARE

     (i) The basic net (loss)/income per share is calculated using the net (loss)/income and the weighted average number of common stock outstanding during the interim periods.


                              Three months ended         Six months ended
                                   June 30,                  June 30,
                         -------------------------    -------------------------
                                 2005        2004             2005         2004

Net (loss)/income        USD (456,920)  USD 17,546    USD (893,211) USD (33,662)
                         ============   ==========    ============  ===========
Weighted average
 number of shares
 outstanding               24,599,753    9,697,474      23,050,807    9,419,302
                         ============   ==========    ============  ===========
Basic net (loss)/income
 per share               USD   (0.019)  USD  0.002    USD   (0.039) USD  (0.004)
                         ============   ==========    ============  ===========

     (ii) The diluted net loss per share is not presented as there was no dilutive effect for both interim periods.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                 Six months ended June 30,
                                                --------------------------
                                                    2005          2004
                                                     USD           USD

     Interest paid                                110,406         7,872
                                                  =======       =======

     Income taxes                                       -             -
                                                  =======       =======

     Other than the above-mentioned information, during the six months ended June 30, 2005, the Group had the following non-cash transactions :-

     (i) The Company issued 20,000 of its common stock to a consultant for the provision of consultancy work, the details of which are set out in note 3(ii).

     (ii) The Company issued a total of 1,100,000 of its common stock to 4 employees for the provision of services, the details of which are set out in note 3(iii).

     (iii) The acquisition of a patent of $2,216,987 was settled by the issuance of stock by ZQ Power-Tech, the details of which are set out in note 4.

7.   COMMITMENTS

     (i) At June 30, 2005, the Group had capital commitments amounting to $78,582 in respect of acquisition of property, plant and equipment which are contracted for but not provided in the financial statements.

     (ii) At June 30, 2005, the Group had agreed to pay $132,898 to Harbin Institute of Technology for the research and development of polymer lithium-ion batteries for motor vehicles.


8.   WARRANTIES

     The Group warrants that all batteries manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. The Group's experience for costs and expenses in connection with such warranties has been minimal and during the six months ended June 30, 2005, no amounts have been considered necessary to reserve for warranty costs.

9.   RELATED PARTY TRANSACTIONS

     Apart from the acquisition of the patent from Mr. Fu as referred to in note 4 above, during the period ended June 30, 2005, the Group sold goods amounting to $236,360 to a related company in which a director of the Company has a controlling interest. The sales transaction was entered into in the normal course of business and on normal commercial terms.


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

     RECENT BUSINESS EVENTS

     Business Overview

     Advanced Battery Technologies, Inc. is a holding company with one
subsidiary:   Cashtech Investment Limited, a British Virgin Islands
corporation. Cashtech Investment Limited has only one asset, which is 51.2% of the capital stock of Heilongjiang ZhongQiang Power-Tech Co., Ltd., a China limited liability company ("ZQ Power-Tech").

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

     ZQ Power-Tech focused its initial marketing activities in Southeast Asia, primarily China, Taiwan and Japan in 2004. After we expanded our manufacturing capacity in April 2005, ZQ Power-Tech started to expand its marketing efforts in North America and worldwide. In June 2005, ZQ Power Tech. started to establish a network of sales offices in the Middle East and Africa by an agreement with IGT, Inc. of Dubai, U.A.E.

     ABAT's Holding Percentage Changed

     On May 31, 2005, ZQ Power-Tech issued 18,350,000 shares of stock with par value of RMB1 each to Mr. Fu Zhiguo in return for a patent transferred by Mr. Fu. The patent was appraised by a PRC appraiser to have a value of $2,216,987 (equivalent to RMB18,350,000) on May 25, 2005. The patent provides ZQ Power Tech with the core technology that distinguishes its batteries from those of competitors. As a result of the transaction, the Company's interest in ZQ Power-Tech was diluted from 70% to 51.2% at the same date, which constituted a deemed disposal by the Company of its partial interest in ZQ Power-Tech

     Resume Production in New Factory

     On April 12, 2005, the company resumed production in its newly built factory in Heilongjiang, China with three production lines, two of which are newly built. The new factory has a daily PLI battery production capacity of 50,000 AH per 8-hour shift, ten times the capacity of the pre-existing plant. The old facility is being converted into an R&D laboratory.


     Strategic Partnership

     In August 2005, the company signed a letter of intent with ECr Technologies, Inc. of San Jose to jointly develop an all-electric bus. Their joint venture will focus on maximizing the number of parts specifically designed for electric buses so that the bus will be more competitive with alternative drive systems, such as traditional buses or hybrids. ABAT will supply the batteries, including the battery management and charging systems.

     Intellectual Property

     In June 2005, the company filed a US patent application for its Nano-Lithium-Ion (NLI) battery. ABAT has been developing a new PLI battery using Lithium Titanate Spinel Electrode Nanomaterials provided by Altair Nanotechnologies, Inc. and has developed a method for incorporating the nanomaterials into its PLI battery that is included in its patent application.

     New Employees Training

     Because of the 900 new employees, the company will need 6 months to finish the training process. The manufacture capacity couldn't reach the maximum level until these new employees become skilled workers. During the training process, the company arranged one skilled worker to train 3 new employees during the daily manufacturing. The training process will finish by this August.

     RESULTS OF OPERATIONS

     Revenues

     Revenues for the three months ended June 30, 2005 were $ 236,360, and for the three months ended June 30, 2004 were $492,666. The decrease was due to the training process to the 900 new employees. During the training process, the company arranged one skilled worker to train 3 new employees during the daily manufacturing. The training process will be finished by this August. Therefore, the new production lines couldn't reach the anticipated manufacture capacity and the company couldn't manufacture enough products for shipment.

     Revenues for the six months ended June 30, 2005 were $267,767., compared to revenues of $968,675 during the first six months of 2004. During the first quarter of this year, the Company closed its production lines to focus on completion of its new production facility. As a result, revenues during the first quarter were minimal. The new production facility commenced operations in April 2005; however production is increasing only slowly, as the new staff is being trained.

     Selling, general and administrative expenses

     Selling, general and administrative expenses for the three months ended June 30, 2005 were $481,978 and for the three months ended June 30, 2004 were $110,089. Likewise, the Company incurred selling, general and administrative expenses of $926,813 in the six months ended June 30, 2005, compared to selling, general and administrative expenses of $361,861 in the first six months of 2004. The increase during 2005 was due to the expansion of facilities, the increase of employees and the amortization of prepaid expenses attributable to compensation to certain consultants and employees that were prepaid by the Company by issuing common stock to them.

     Net Loss

     Net loss for the three months ended June 30, 2005 was $456,920, compared to net income of $17,546 realized in the three months ended June 30, 2004. Net loss for the six months ended June 30, 2005 was $893,211, compared to a net loss of $33,662 in the six months ended June 30, 2004.The increase of net loss was due to the increase of expenses related to capacity expansion, the decrease of revenue and the amortization of prepaid expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     Until December 2004, the development and initial operations of ZQ Power-Tech were financed primarily by contributions to capital made by Zhiguo Fu, the Company's Chairman. On December 1, 2004, ZQ Power-Tech entered into a Loan Agreement with Harbin Commercial Bank, and received a loan of RMB20 million (approximately $2.4 million). The Loan Agreement requires that half of the principal be paid in a balloon in November 2005 and half in November 2006. Interest at 8.064% per annum is payable monthly. $1.9 million of the obligation is secured by a pledge of ZQ Power-Tech's manufacturing facilities; the remainder of the debt is secured by a pledge of our realty assets.

     The arrangement with Harbin Commercial Bank provided ZQ Power-Tech with working capital. Nevertheless, the expansion of its manufacturing facilities that has been ongoing since early 2004 required that Mr. Fu and two business associates contribute $4,832,976 to fund construction. In January 2005 Advanced Battery compensated Mr. Fu and his associates for
70% of that contribution by issuing them a total of 11,276,947 common shares. The remaining 30% of the cash was treated as a contribution to the capital of ZQ Power-Tech, 30% of which was owned by Mr. Fu at that time.

     Despite its negative working capital, ZQ Power-Tech has sufficient liquidity to fund its near-term operations. The principal capital resource available is $12,574,430 in property, plant and equipment, construction in process, related deposits and real property rights, which ZQ Power-Tech owns subject only to the Harbin Commercial Bank lien for $2.4 million. Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed. Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed.

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

        None.

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

                                  ADVANCED BATTERY TECHNOLOGIES, INC.
                                  (Registrant)

Date:  August  19, 2005           By: /s/ Zhiguo Fu
                                  -------------------------------------
                                  Name:  Zhiguo Fu
                                  Title: Chief Executive Officer and
                                         Chairman of the Board

Date:  August  19, 2005           By: /s/ Guohua Wan
                                  -------------------------------------
                                  Name:  Guohua Wan
                                  Title: Chief Financial Officer