Form 10QSB
period 2005-09-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2005-11-14
CIK 745651

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period        to

                       Commission File No. 0-13337


                     ADVANCED BATTERY TECHNOLOGIES, INC.
             --------------------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)   Yes [ ]   No [X]

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock    Outstanding as of November 14 , 2005
----------------------------------------------------------------------------
  Common Stock, $0.001 par value                25,337,116

Transitional Small Business Disclosure Format(check one): Yes [ ]  No [X]

                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements..................     3

     Item 2. Management's Discussion and Analysis or Plan of
             Operation..........................................    10

     Item 3. Controls and Procedures............................    11

PART II - OTHER INFORMATION.....................................    12

     Item 1. Legal Proceedings..................................    13

     Item 2. Changes in Securities and Use of Proceeds..........    13

     Item 3. Defaults Upon Senior Securities....................    13

     Item 4. Submission of Matters To a Vote of Security
              Holders...........................................    13

     Item 5. Other Information..................................    13

     Item 6. Exhibits...........................................    13

PART I - FINANCIAL INFORMATION

                      ADVANCED BATTERY TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEET


                                                   September 30, 2005
                                                           (Unaudited)
                                                                  USD
                                                   ------------------
ASSETS
 Current assets
  Cash and cash equivalents                               259,767
  Accounts receivable                                     128,889
  Inventories                                             282,227
  Prepayments, deposits and other receivable              843,485
                                                       ----------
 Total current assets                                   1,514,368

Property, plant and equipment, net                     11,230,342
Construction in process                                   795,143
Deposits for acquisition of property, plant and
 equipment                                                 20,001
Rights to use land and power, net                         426,704
Patents, net                                              104,293
Prepaid expenses                                        2,756,528
                                                       ----------
Total assets                                           16,847,379
                                                       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Accounts payable                                        384,620
  Accrued expenses and other payables                     527,004
  Notes payable                                           370,737
  Other loans payable                                     294,231
  Current maturities of long-term debts                 1,882,791
  Customer deposits                                       328,505
  Welfare payable                                         100,939
                                                       ----------
 Total current liabilities                              3,888,827

 Long-term debts, less current maturities               1,235,788
                                                       ----------
 Total liabilities                                      5,124,615
                                                       ----------

Minority interests                                      1,691,779
                                                       ----------
Stockholders' equity
 Common stock (Note 3)                                     25,337
 Additional paid-in capital                            13,786,123
 Accumulated deficit                                   (3,892,085)
 Accumulated other comprehensive income (Note 4)          111,610
                                                       ----------
 Total stockholders' equity                            10,030,985
                                                       ----------
Total liabilities and stockholders' equity             16,847,379
                                                       ==========


See the accompanying notes to the unaudited consolidated financial statements

                    ADVANCED BATTERY TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                                2005            2004      2005         2004
                               ----------------------   ---------------------
                              (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
                                     USD          USD         USD          USD

Revenue                        1,337,027      116,383   1,604,795    1,085,058

Cost of sales                   (852,448)     (87,815) (1,050,576)    (697,933)
                              ----------   ----------  ----------   ----------
Gross profit                     484,579       28,568     554,219      387,125

Other income                          29          428       1,408          533

Selling expenses                  (4,878)     (11,453)    (13,129)     (25,195)

General and administrative
 expenses                       (519,172)    (273,023) (1,496,811)    (621,142)

Research and development costs   (19,108)     (19,441)    (44,622)     (56,458)

Interest expense                  (4,196)      (2,497)   (114,411)     (10,369)
                              ----------   ----------  ----------   ----------
Loss before minority interests   (62,746)    (277,418) (1,113,346)    (325,506)

Minority interests               (95,251)      31,246      12,852       45,672
                              ----------   ----------  ----------   ----------
Net loss                        (157,997)    (246,172) (1,100,494)    (279,834)
                              ==========   ==========  ==========   ==========

Net loss per share (Note 6)        (0.01)       (0.02)      (0.05)       (0.03)
                              ==========   ==========  ==========   ==========

See the accompanying notes to the unaudited consolidated financial statements

                     ADVANCED BATTERY TECHNOLOGIES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine months ended
                                                    September 30,
                                                  2005          2004
                                               -----------   -----------
                                               (Unaudited)   (Unaudited)
                                                      USD           USD
Cash flows from operating activities:
 Net loss                                      (1,100,494)     (279,834)

 Adjustments to reconcile net loss to net
  cash (used in)/provided by operating
  activities:
  Depreciation and amortization                   285,252       110,135
  Amortization of prepaid expenses              1,070,506       173,265
  Minority interests                              (12,852)      (45,672)

 Changes in operating assets and liabilities:
  Increase in accounts receivable                (128,564)      (30,478)
  (Increase)/decrease in prepayments,
   deposits and other receivable                 (531,665)       37,499
  Increase in inventories                         (42,744)     (144,553)
  Increase in accounts payable and
   accrued expenses                               657,173       376,675
  (Decrease)/increase in customer deposits       (506,772)      672,920
  Increase in welfare payable                      41,585        27,498
                                                ---------     ---------
  Net cash (used in)/provided by operating
   activities                                    (268,575)      897,455
                                                ---------     ---------
Cash flows from investing activities:
 Purchase of property and equipment            (3,556,117)     (162,862)
 Purchase of construction in process             (636,949)   (1,140,438)
 Purchase of patents                                    -       (10,585)
                                                ---------     ---------
  Net cash used in investing activities        (4,193,066)   (1,313,885)
                                                ---------     ---------
Cash flows from financing activities:
 Net proceeds from long-term debt                 602,492        26,646
 (Decrease)/increase in other loans payable       (42,871)      302,315
 Repayment from officers                                -       141,343
 Loans from three individuals                   3,383,084             -
                                                ---------     ---------
  Net cash provided by financing activities     3,942,705       470,304
                                                ---------     ---------
Net (decrease)/increase in cash and cash
 equivalents                                     (518,936)       53,874

Effect of foreign exchange rate changes            20,688             -

Cash and cash equivalents, beginning of period    758,015         8,063
                                                ---------     ---------
Cash and cash equivalents, end of period          259,767        61,937
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

      (ii) The Company has two subsidiaries, Cashtech Investment
           Limited ("Cashtech"), a British Virgin Island corporation, and Heilongjiang ZhongQiang Power-Tech Co., Ltd. ("ZQ Power-Tech"). ZQ Power-Tech is a limited liability company established in the People's Republic of China (the "PRC") in which Cashtech owns 70% interest as of September 30, 2005.

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

      (iv) The Group has accumulated deficit as at September 30, 2005. However, based on the substantial backlog of orders of approximately $27 million that the Group has accumulated, the management of the Group believes that these orders will generate sufficient revenue and cash flows to enable the Group to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by the Company are set forth in the section "Summary of significant accounting policies" of the consolidated financial statements of the Company included in the Company's Form 10-KSB submitted to the United States Securities and Exchange Commission on March 31, 2005.

                                    -6-
New accounting pronouncement

     In May 2005, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement which does not include specific transition provisions. FASB No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date applicable.

     The adoption of the statement had no impact on the Company's results of operation or financial position.

3.   COMMON STOCK                            No. of shares      Amount
                                                                   USD

     Authorized: -
      Common stock at US$0.001 par value       60,000,000       60,000
                                               ==========      =======
      Issued and outstanding:
       At January 1, 2005                      12,940,169       12,940
       Shares issued for settlement of loan
        (Note 3(i))                            11,276,947       11,277
       Shares issued to a consultant
        (Note 3(ii))                               20,000           20
       Shares issued to employees
        (Note 3(iii))                           1,100,000        1,100
                                               ----------      -------
       At September 30, 2005                   25,337,116       25,337
                                               ==========      =======

     Notes:

     (i) On January 20, 2005, the Company entered into a contract with its chairman, Zhiguo Fu, as well as Zhijie Fu and Wenhua Yang. The contract acknowledged that these three individuals had provided $4,832,976 to fund the construction of plant facilities owned by ZQ Power-Tech. Since the Company has a 70% interest in ZQ Power-Tech, the contract provided that the Company would issue a total of 11,276,947 shares of common stock to satisfy $3,383,084 (i.e. 70%) of the loan from the three individuals to ZQ Power-Tech. The number of shares to be issued was based upon US$0.30 per share, which represented the closing price of the Company's common stock on the OTC Bulletin Board on January 19, 2005.

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

4.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     The comprehensive income for the nine months ended September 30, 2005 of US$99,207 represents gain on foreign currency translation.

5.   PATENTS

     On May 31, 2005, ZQ Power-Tech issued 18,350,000 shares of stock with par value of RMB1 each to Mr. Fu Zhiguo in return for a patent transferred by Mr. Fu. The patent was appraised by a PRC appraiser to have a value of $2,216,987 (equivalent to RMB18,350,000) on May 25, 2005. As a result, the Company's interest in ZQ Power-Tech was diluted from 70% to 51.2% at the same date.

     On September 11, 2005, ZQ Power-Tech agreed with Mr. Fu to rescind the aforementioned transaction. Mr. Fu is returning the shares to ZQ Power-Tech. As a result, the Company now owns 70% of the capital stock of ZQ Power-Tech, as it did before the May 31 transaction.

     Mr. Fu has also agreed to contribute the patent to the capital of ZQ Power-Tech without compensation.

6.   NET LOSS PER SHARE

     (i) The basic net loss per share is calculated using the net loss and the weighted average number of common shares outstanding during the interim periods.


                            Three months ended          Nine months ended
                               September 30,              September 30,
                              2005      2004             2005       2004
                         -------------------------  --------------------------
     Net loss            USD(157,997) USD(246,172)  USD(1,100,494) USD(279,834)
                         ===========  ===========   =============  ===========
     Weighted average
      number of shares
      outstanding         25,337,116   10,328,321      23,450,589    9,707,902
                         ===========  ===========   =============  ===========
     Basic net loss per
      share                 USD(0.01)    USD(0.02)       USD(0.05)    USD(0.03)
                         ===========  ===========   =============  ===========

      (ii) The diluted net loss per share is not presented as there was no dilutive effect for either interim period.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Nine months ended
                                                      September 30,
                                                  2005           2004
                                                   USD            USD
                                                ---------      ---------
     Interest paid                               114,411         10,369
     Income taxes                                      -              -

     Other than the above-mentioned information, during the nine months ended September 30, 2005, the Group had the following non-cash transactions:

     (i) The Company issued 20,000 of its common stock to a consultant for the provision of consultancy work, the details of which are set out in note 3(ii).

     (ii) The Company issued a total of 1,100,000 of its common stock to 4 employees for the provision of services, the details of which are set out in note 3(iii).

     (iii) The Company's chairman Mr. Zhiguo Fu contributed a patent to the capital of ZQ Power-Tech without compensation, the details of which are set out in note 5.

8.   COMMITMENTS

     (i) At September 30, 2005, the Group had capital commitments amounting to $6,537 in respect of acquisition of property, plant and equipment which are contracted for but not provided in the financial statements.

     (ii) At September 30, 2005, the Group had agreed to pay $135,937 to Harbin Institute of Technology for the research and development of polymer lithium-ion batteries for motor vehicles.

9.   WARRANTIES

     The Group warrants that all batteries manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. The Group's experience for costs and expenses in connection with such warranties has been minimal and during the nine months ended September 30, 2005, no amounts have been considered necessary to reserve for warranty costs.

10.  RELATED PARTY TRANSACTIONS

     During the period ended September 30, 2005, the Group sold goods amounting to $618,744 to a related company in which a director of the Company has a controlling interest. The transaction was entered into in the normal course of business and on normal commercial terms.

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

     ZQ Power-Tech designs, manufactures and markets rechargeable polymer lithium-ion ("PLI") batteries. PLI batteries produce a relatively high average of 3.8 volts per cell, which makes them attractive in terms of both weight and volume. Additionally, they can be manufactured in very thin configurations and with large footprints. PLI cells can be configured in almost any prismatic shape, and can be made thinner than 0.0195 inches (0.5 mm) to fill virtually any shape efficiently. The Company's products include rechargeable PLI batteries for electric automobiles, motorcycles, mine-use lamps, notebook computers, walkie- talkies and other personal electronic devices.

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

     Polymer Lithium Ion Battery Development Program

     On November 10, 2005, the Company announced that the manufacturing and product tests using Altair Nanotechnologies Inc.'s nano-structured lithium titanate spinel electrode materials have been successful. The company announced further progress in its Polymer
Lithium Ion Battery Development Program:

     1. Advanced Battery Technologies has contracted with Harbin
     University of Science and Technology to design the electrical controls and management system for a sedan conversion using Altair's advanced nanotechnology electrode materials in its lithium polymer batteries.

     2. Advanced Battery Technologies also has entered into a cooperative agreement with the Beijing Institute of Technology for the development and testing of four electric buses to be built by Advanced Battery as prototypes for the 2008 Olympic Electric Bus Program.

     Cooperation with BIT to Develop All-electric Buses

     On September 7, 2005, ZQ Power-Tech signed a cooperation contract with the Beijing Institute of Technology ("BIT") to develop all-electric buses with enhanced power systems and design, including the building of low and super-low floors to facilitate and expedite customer use. The buses are being designed to operate in large and mid-sized cities, both in China and abroad.

     The cooperation agreement provides that BIT will provide the technology and ABAT will build the prototypes. The buses will use ABAT's advanced rechargeable PLI batteries. BIT will design the materials and develop the manufacturing procedures. The agreement also envisions the development of buses for long distance travel, with enhanced design and comfort.

     The timelines require the completion of the low floor and super-low floor prototypes in the first half of 2006, with testing to be completed in August 2006. Once testing is complete, ABAT will both supply the batteries and manufacture the buses. The parties expect to showcase their all-electric bus at the 2008 Olympics.

     ABAT's Holding Percentage Changed

     On May 31, 2005, ZQ Power-Tech issued 18,350,000 shares of stock with par value of RMB1 each to Mr. Fu Zhiguo in return for a patent transferred by Mr. Fu. The patent was appraised by a PRC appraiser to have a value of $2,216,987 (equivalent to RMB18,350,000) on May 25,
2005.   The patent provides ZQ Power-Tech with the core technology that distinguishes its batteries from those of competitors. As a result of the transaction, the Company's interest in ZQ Power-Tech was diluted from 70% to 51.2% at the same date, which constituted a deemed disposal by the Company of its partial interest in ZQ Power-Tech.

     On September 11, 2005, ZQ Power-Tech agreed with Mr. Fu to rescind the aforementioned transaction. Mr. Fu is returning the shares to ZQ Power-Tech. As a result, the Company now owns 70% of the capital stock of ZQ Power-Tech, as it did before the May 31 transaction.

     Mr. Fu has also agreed to contribute the patent to the capital of ZQ Power-Tech without compensation.

     New Employees Training

     The Company finished the training of the newly hired 900 employees, which started in the second quarter. As a result, the new production lines can now reach their anticipated manufacturing capacity, and the Company can now manufacture enough products to begin to satisfy its backlog of orders.

     RESULTS OF OPERATIONS

     Revenues

     During the first quarter of this year, the Company closed its old production lines to focus on completion of a new production facility. The Company completed its new production facility in the second quarter, then focused on the fine tuning of the new production lines and the training of newly hired employees. As a result, revenues during the first and second quarters of 2005 were minimal. Most revenues for the nine months ended September 30, 2005 were generated in the third quarter, especially in September 2005.

     Revenues for the three months ended September 30, 2005 were $1,337,027, as contrasted with revenue of $116,383 for the three months ended September 30, 2004. Revenues for the nine months ended September 30, 2005 were $1,604,795, compared to revenues of $1,085,058 during the first nine months of 2004. The increases were due to the completion in August 2005 of the process of training new employees to man the production lines installed in the Spring of 2005. With the new staff of trained employees, our production lines are now reaching their anticipated manufacturing capacity. In September 2005, therefore, the Company made bulk shipments of products that represented 75% of the Company's revenue for the first nine months of 2005. We expect revenue to continue to grow, as we begin to satisfy our backlog of orders.

     Selling, general and administrative expenses

     Selling, general and administrative expenses for the three months ended September 30, 2005 were $524,050 and for the three months ended September 30, 2004 were $284,476. Likewise, the Company incurred selling, general and administrative expenses of $1,509,940 in the nine months ended September 30, 2005, compared to selling, general and administrative expenses of $646,337 in the first nine months of 2004. The increase during 2005 was due to the expansion of facilities and the increase in the number of employees. In addition, during 2005 we amortized $1,070,506 of prepaid expenses attributable to stock that we issued in 2004 and 2005 to certain consultants and employees.

     Net Loss

     Net loss for the three months ended September 30, 2005 was $157,997, compared to net loss of $246,172 realized in the three months ended September 30, 2004. Net loss for the nine months ended September 30, 2005 was $1,100,494, compared to a net loss of $279,834 in the nine months ended September 30, 2004.The increase of net loss was due to the increase in expenses related to capacity expansion and the amortization of prepaid expenses.

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

     Despite its negative working capital, the Company believes that it has sufficient liquidity to fund its near-term operations. The principal capital resource available is $12,472,190 in property, plant and equipment, construction in process, related deposits and real property rights, which ZQ Power-Tech owns subject only to the Harbin Commercial Bank lien for $2.4 million. Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed. Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed.

     Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Item 3.	Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

     There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings


Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds


Item 3.	Defaults Upon Senior Securities


Item 4.	Submission of Matters To a Vote of Security Holders


Item 5.	Other Information


Item 6.	Exhibits

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


                              ADVANCED BATTERY TECHNOLOGIES, INC.
                              (Registrant)

Date:  November 14, 2005      By: /s/ Zhiguo Fu
                              ------------------------------------
                              Name:  Zhiguo Fu
                              Title: Chief Executive Officer and
                                     Chairman of the Board


Date:  November 14, 2005      By: /s/ Guohua Wan
                              -------------------------------------
                              Name:  Guohua Wan
                              Title: Chief Financial Officer