Form 10KSB
period 2005-12-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2006-04-14
CIK 745651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _____________________

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2005.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission File No. 0-13337

                       ADVANCED BATTERY TECHNOLOGIES, INC,
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                      22-2497491
  -----------------------------------------------------------------------
  (State or other jurisdiction                (I.R.S. Employer ID Number)
   of incorporation or organization)

            136-14 Northern Blvd., Suite 8E, Flushing, NY 11354
            ---------------------------------------------------
                 (Address of principal executive offices)

	Issuer's Telephone Number, including Area Code: 718-359-6866

      Securities Registered Pursuant to Section 12(b) of the Act: None
        Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                             Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

State the issuer's revenues for its most recent fiscal year: $ 4,222,960.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

   The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of April 7, 2006 was $20,092,774.

As of April 7, 2006 the number of shares outstanding of the Registrant's common stock was 41,577,710 shares, $.001 par value.

Transitional Small Business Disclosure Format:  Yes  [ ]  No [X]

                DOCUMENTS INCORPORATED BY REFERENCE: None

             FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVES," "EXPECTS," "INTENDS," "ANTICIPATES," "PLANS TO," "ESTIMATES," "PROJECTS," OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S BELIEF AS TO THE FUTURE OF ADVANCED BATTERY TECHNOLOGIES. WHETHER THOSE BELIEFS BECOME REALITY WILL DEPEND ON MANY FACTORS THAT ARE NOT UNDER MANAGEMENT'S CONTROL. MANY RISKS AND UNCERTAINTIES EXIST THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS THAT MAY AFFECT FUTURE RESULTS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

                                   PART I

Item 1.  Business

     Advanced Battery Technologies, Inc. is a holding company with one
subsidiary:   Cashtech Investment Limited, a British Virgin Islands
corporation. Cashtech Investment Limited is also a holding company with only one subsidiary: Heilongjiang ZhongQiang Power-Tech Co., Ltd., a China limited liability company ("ZQ Power-Tech"). Prior to January 2006, Cashtech Investment Limited owned 70% of the capital stock of ZQ Power-Tech. In January 2006 our Chairman, Fu Zhiguo, transferred the remaining capital stock of ZQ Power Tech to Cashtech Investment Limited, so that it now owns 100% of ZQ Power-Tech.

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

     At the present time, ZQ Power-Tech produces only one finished product. This is a miner's lamp equipped with a rechargeable PLI battery that ZQ Power-Tech sells to an agency of the Chinese government. All of ZQ Power-Tech's other sales and pending contracts are for battery cells, which are sold on an OEM basis as a component of a finished product. Among ZQ Power-Tech's current customers are companies that use our batteries in cell phones, companies that use them in laptop computers, and a company that uses our batteries in its digital cameras.

     Vehicle Batteries

     Two years ago ZQ Power-Tech produced an automobile battery under a contract from the government of Harbin. This rechargeable PLI battery weighs approximately 500 pounds, and is designed for commuter vehicles. It permits a top speed of 120 mph, and a traveling distance of 240 miles per charge. The battery discharges 5% of its energy per hour, when not in use, so daily recharging is necessary. The battery can be recharged in 3 to 4 hours.

     In the summer of 2004 ZQ Power-Tech received a $21 million order to supply 3.7 volt PLI battery sets for electric cars manufactured by Aiyingsi Company of Taiwan. That project has been not moved forward as quickly as ZQ Power-Tech expected, however, as Aiyingsi continues to be engaged in developing its vehicle. In January 2006 Aiyingsi completed initial testing of ZQ Power-Tech batteries in thirty electric bicycles and motorcycles, and announced that it was satisfied with the results. We do not know, however, when we will begin full production shipments to Aiyingsi.

     During the past year, ZQ Power-Tech substantially increased its involvement in the development of batteries for vehicles, spurred in large part by the opportunities opened by the efforts of the Chinese Government to improve the Chinese environment in anticipation of the 2008 Olympics. During the summer of 2005, ZQ Power-Tech signed a cooperation agreement with the Beijing Institute of Technology to participate in the development of an all-electric bus using ZQ Power-Tech rechargeable batteries. The immediate target for the bus is the competition to supply buses to the Chinese government for the 2008 Olympics. Success in that competition should open the door to opportunities to supply all-electric buses in several of the major cities in China.

     ZQ Power-Tech believes that it has given itself a significant advantage in the Olympic Bus competition by entering into a development and supply relationship with Altair Nanotechnologies, Inc. of Reno, Nevada. During 2005 Altair supplied ZQ Power-Tech with nano-structured lithium spinel electrode materials that ZQ Power-Tech has successfully tested in its vehicle batteries. The inclusion of these nanomaterials in ZQ Power-Tech's batteries has significantly increased the power delivery and reduced the time required for recharge. ZQ Power-Tech is currently conducting research and development activities aimed at exploiting the technological advantages that the Altair nanomaterials can provide throughout ZQ Power-Tech's catalog of batteries.

     Backlog

     ZQ Power Tech's backlog of sales orders totaled approximately $6,250,000 on April 7, 2006. That total does not include any portion of the order placed by Aiyingsi, discussed above, since we do not know when shipments will commence on that order. On March 25, 2005 our backlog of orders totaled approximately $8,000,000.

     Marketing

     ZQ Power-Tech focused its initial marketing activities in southeast Asia, primarily China, Taiwan and Japan. In 2005, 70% of the products we sold were delivered to offshore manufacturers, either by us or by our primary distributor, but the majority of the shipments were to Taiwan and Japan. As it expands its manufacturing capacity, ZQ Power-Tech intends to expand its marketing efforts worldwide. We are currently negotiating marketing relationships with a number of companies in Asia, Europe and the United States. Our plan is to significantly expand our market presence now that our facilities have reached an operating level sufficient to service a much higher level of sales.

     To date ZQ Power-Tech has conducted most of its marketing direct to its customers. ZQ Power-Tech does have one sales agent, Easywood Holdings Limited of Hong Kong. Easywood was responsible for approximately 62% of ZQ Power-Tech's sales in 2005 and 35% of its sales in 2004.

     Environmental Regulation

     ZQ Power-Tech's operations produce no significant quantity of effluent or air-borne pollution. Therefore ZQ Power-Tech does not incur any significant cost as a result of the environmental regulations of the Chinese government.

     Intellectual Property

     ZQ Power-Tech owns six Chinese patents, which are patents on:

     -    A cellular phone battery pole plate.

     -    A polymer lithium-ion battery and its production method.

     - A large capacity polymer lithium-ion battery and its production method.

     - An ultra-thin polymer lithium-ion battery for a miner's lamp and its production method.

     -    A walkie-talkie lithium-ion battery and its production method.

     -    A mobile phone battery and its production method.

     During 2003 ZQ Power Tech spent $493,114 on research and development as it completed the formulae for its polymer lithium-ion batteries. During 2004 and 2005 our research and development expenditures fell to $65,415 and $32,406, respectively, as we reoriented our focus toward implementing the assembly lines needed to introduce our products to the market on a mass scale. We expect our research and development expenditures to increase in 2006, as we have now completed the build-out of our facility. With the build-out completed, our cash and management personnel can again be focused on research, specifically, the development of a second-generation product line and the utilization of nanomaterials in our batteries.

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

     Employees

     Advanced Battery has only one employee:  its Chairman.   ZQ Power-
Tech has 1,260 employees. 32 are involved in administration, 20 are involved in marketing, and 160 are involved in research and development and related technology services. The remainder is employed in production capacities. None of our employees belongs to a collective bargaining unit.

Item 2.  Properties

     The People's Republic of China has give ZQ Power-Tech a lease to use the 72,000 square meter campus in Harbin, China where ZQ Power-Tech's offices and manufacturing facility are located. The campus is 24 km from the nearest airport. The nearest port is Da Lian. The lease expires in September 2043. ZQ Power-Tech is not required to pay any rental for the property as long as it continues to utilize the property for manufacturing.

     During 2004 ZQ Power-Tech commenced an ongoing program of expanding its production facility. It now has a production capacity of approximately $40,000,000 per year, depending on the specific products being produced. The Company believes that its facilities are adequate for the foreseeable future.

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

                                   PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     (a) Market Information

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "ABAT.OB." Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or
commissions, and may not necessarily represent actual transactions.   All
quotations have been adjusted as if the 1-for-10 reverse stock split implemented in July 2004 had occurred prior to January 1, 2004.

                                 Bid
                           --------------
Quarter Ending              High     Low

March 31, 2004             $ 1.20  $  .30
June 30, 2004              $ 9.40  $ 1.00
September 30, 2004         $ 7.50  $ 1.75
December 31, 2004          $ 1.85  $  .46

March 31, 2005             $  .95  $  .30
June 30, 2005              $ 2.80  $  .55
September 30, 2005         $ 1.59  $  .68
December 31, 2005          $  .72  $  .41


     (b) Shareholders

     Our shareholders list contains the names of 409 registered stockholders of record of the Company's Common Stock.

     (c)  Dividends

     The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

     (d)  Sale of Unregistered Securities

     Advanced Battery did not effect any unregistered sales of equity securities during the 4th quarter of 2005.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2005.

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

     The Company's level of sales fell in the second half of 2004 to $222,834. The reduction occurred primarily because the Company obtained the financing needed to complete additional factory facilities at ZQ Power-Tech's campus in Heilongjiang. Production was reduced to minimal or none, as management focused on doubling the Company's production capacity and training the necessary personnel. Between 2004 and the end of 2005, the number of employees at our facility increased from 300 to 1260, as we more than doubled our production capacity to its current level of $40 million per year. We now have two buildings ("A" and "B") in full production, and continue to outfit buildings "C" and "D."

     In the fall of 2005 we returned to full production, shipping $2,618,165 of product in that quarter, to produce total revenues in 2005 of $4,222,960. Since we currently have a backlog of approximately $6.25 million from approximately twelve customers, we expect to at least maintain the level of operations that we achieved in the 4th quarter of 2005. We do not include in our current backlog the $21 million order placed by Aiyingsi in 2004, since the delivery times for that order have been delayed indefinitely.

     ZQ Power-Tech realized a 33% gross margin on its sales in 2005. Our gross margin ratio in the future will depend considerably upon which of ZQ Power-Tech's products are dominating sales. However we do expect our operations in 2006 and beyond to be more efficient than they have been in the past, as we are implementing advanced production management systems. We are also gaining experience with our new production lines, which is enabling us to improve the efficiency of the lines and to discover lower-cost sources of raw materials for our products.

     Our general and administrative expense fell from $2,786,900 (233% of
revenue) in 2004 to $1,199,846 (28% of revenue) in 2005.   The reduction
reflected, in part, our efforts to increase efficiencies in our operations.
 The greatest part of the reduction, however, was attributable to the fact that general and administrative expense in 2004 included a non-cash expense of $1,560,000 attributable to employment compensation that was settled by the Company issuing common stock to the employees. At December 31, 2004 there remained $1,792,634 prepaid expenses on the Company's balance sheets, which were primarily attributable to prepaid consulting fees to the Company's consultants. We amortized $360,775 of prepaid expenses during 2005 and will amortize the remainder over the next few years.

     We issued stock with a market value of $2,022,900 to four of our employees during 2005 in exchange for their commitment to provide services for a term of ten years. These four employees are senior personnel and we expect them to remain employed by the Company over the ten year period.
The fair value of the shares issued is included as a component of stockholders' equity as unamortized stock compensation, since the employees will have to return all of the stock to the Company if they leave the Company before the employment period ends and the compensation is amortized over the employment period.

     The Company's revenue less expenses produced an income before minority interest of $6,946 in 2005. However, because Advanced Battery owned only
70% of ZQ Power-Tech in 2005, we reduced our income by $164,583, representing the 30% of the net income of ZQ Power-Tech that we did not own. Our net loss, therefore, was $157,637, which represented a substantial improvement over the net loss of $2,349,704 that we recorded in 2004. In January 2006 our Chairman, Fu Zhiguo, transferred the remaining 30% of ZQ Power-Tech into the Company's control. In 2006 and thereafter, therefore, we will be able to include 100% of the net income of ZQ Power-Tech in the net income for Advanced Battery Technologies.

     Liquidity and Capital Resources

     Until December 2004, the development and initial operations of ZQ Power-Tech were financed primarily by contributions to capital made by Fu Zhiguo, the Company's Chairman. On December 1, 2004, ZQ Power-Tech entered into a Loan Agreement with China Financial Bank, and received a loan of 20 million RMB (approximately $2.4 million). The Loan Agreement required that half of the principal be paid in a balloon in November 2005 and half in November 2006. Interest at 8.064% per annum is payable monthly. $1.9 million of the obligation is secured by a pledge of ZQ Power-Tech's manufacturing facilities; the remainder of the debt is secured by a pledge of our realty assets. After the end of 2005 we refinanced the loan with China Financial Bank, so that the entire amount is now due in November 2006.

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

     At December 31, 2005 ZQ Power-Tech had a working capital deficit of $2,922,771, an increase in the deficit of $1,170,126 during 2005. The primary reason for the increase was the fact that half of the bank loan ($1.2 million) from China Financial Bank was classified as a long-term liability at December 31, 2004, while the entire loan was classified as a current liability at December 31, 2005.

     Our operations used $798,254 in cash during 2005. The primary reason for this cash drain was the fact that our accounts receivable at December 31, 2005 equaled 46% of our sales for the year. This occurred because 62% of our sales in 2005 occurred in the 4th quarter, leading to a high volume of accounts receivable at year end. As we seek new market share, we are tolerating extended payments from a number of our customers, particularly our primary distributor, who is allowed 120 days to pay its receivables. Since we do not expect quarter-to-quarter sales volume to increase as dramatically as it did in the 4th quarter of 2005, we do not believe that these extended payment terms will have a significant negative effect on our cash flows.

     Despite its negative working capital, ZQ Power-Tech has sufficient liquidity to fund its near-term operations. The principal capital resource available is $12,340,459 in property, plant and equipment, construction in process, and real property rights, which ZQ Power-Tech owns subject only to the China Financial Bank lien for $2.5 million. Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed. Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed.

     Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

     Application of Critical Accounting Policies

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2005, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. The first was our determination, detailed in Note 9 to the Financial Statements, that we should reverse the valuation allowances that we made in prior years for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination to make the reversal was the fact that ZQ Power-Tech commenced to carry on profitable operations in 2005. The second estimate was our determination, detailed in
Note 16 to the Financial Statements, that we had no need of a reserve for warranty costs. The primary reason for the determination was the fact that we have received no warranty claims to date. The third was our determination, detailed in Note 11 to the Financial Statements, to amortize the stock compensation that we gave to four of our employees in 2005 over a ten year period. The determination was based on the senior status of the four employees, and our expectation that they will remain employed by ZQ Power-Tech for at least that ten year period.

     We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2005.

     Impact of Accounting Pronouncements

     There were no recent accounting pronouncements that have had a material effect on the Company's financial position or results of operations. There was one recent accounting pronouncement that may have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R "Share-Based
Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company's results of operations if the Company issues a material amount of capital stock for services, as it did during 2004 and 2005.

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

         I.  RISKS ATTENDANT TO OUR BUSINESS

     WE MAY BE UNABLE TO GAIN A SUBSTANTIAL SHARE OF THE MARKET FOR BATTERIES.

     We have only one product line, rechargeable polymer lithium-ion batteries. We first marketed our batteries in the Spring of 2004, and have reported modest revenue to date. There are many companies, large and small, involved in the market for rechargeable batteries. It will be difficult for us to establish a reputation in the market so that manufacturers chose to use our batteries rather than those of our competitors. Unless we are able to expand our sales volume significantly, we will not be able to operate efficiently and our business will fail.

     WE MAY BE UNABLE TO SATISFY OUR CURRENT DEBTS.

     Our current liabilities are far in excess of the book value of our current assets. At December 31, 2005 our current liabilities totaled $6,194,495 and our current assets totaled $3,271,724, only $17,708 of which was cash. We are engaged in efforts to negotiate compromises and extensions with our major creditors. If those negotiations are unsuccessful, our business may fail.

     WE LACK SUFFICIENT CAPITAL TO FULLY CARRY OUT OUR BUSINESS PLAN.

     In order to make our operations cost-efficient, it is necessary that we expand our operations. At the present time, however, our capital resources are sparse. In order to expand our operations, we will need an infusion of capital to fund the build-out of our manufacturing facility and an accumulation of inventory. We are engaged in discussions with potential sources of capital, but have received no commitments. It is not clear whether sufficient capital will become available to us to permit us to expand to an efficient operating point.

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

         II.  RISKS ATTENDANT TO OUR MANAGEMENT

     OUR BUSINESS DEVELOPMENT WOULD BE HINDERED IF WE LOST THE SERVICES OF OUR CHAIRMAN.

     Fu Zhiguo is the Chief Executive Officer of Advanced Battery Technologies and of its operating subsidiary, ZQ Power-Tech. Mr. Fu is responsible for strategizing not only our business plan but also the means of financing it. Mr. Fu has also, from time to time, provided his personal funds to meet the working capital needs of ZQ Power-Tech. If Mr. Fu were to leave Advanced Battery Technologies or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of Advanced Battery Technologies until a suitable replacement for Mr. Fu could be retained.

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

     We conduct substantially all of our operations in China through our wholly-owned subsidiary. All of our directors reside in China and substantially all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the United States and of China may render you unable to enforce a judgment against our assets or the assets of our directors.


Item 7.  Financial Statements

     The Company's financial statements, together with notes and the Independent Auditors' Report, are set forth immediately following Item 14 of this Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

Item 8A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

     The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

     (b) Changes in internal controls.

     The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

     None.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:
                                                             Director
Name             Age         Position with the Company       Since
---------------------------------------------------------------------------
Fu Zhiguo        56          Chairman, Chief Executive       2004
                              Officer

Wan Guohua       53          Director, Chief Financial       2004
        				Officer

Gao Guopeng      33          Director                        2005

Hongjun Si       30          Director                        2005

Liqui Bai        36          Director                        2005

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     Fu Zhiguo. Mr. Fu organized ZQ Power-Tech in 2002, and has served as its Chairman since then. In 1993 Mr. Fu founded Heilongjiang Goangsha Group, and he served as its Chairman until 2000. During that period Heilongjiang Goangsha Group had over 3,000 employees and was engaged in several hundred construction projects. Heilongjiang Goangsha Group was sold in 2000, at which time it had annual revenue in excess of $25 million. Previously Mr. Fu had twenty years' experience in construction management.

     Wan Guohua. Since 2003 Ms. Wan has been the General Manager of ZQ Power-Tech. From 1999 until 2003 Ms. Wan was Vice President and Chief Financial Officer of Harbin Ridaxing Science and Technology Co., Ltd.

     Gao Guopeng. Since 2002 Mr. Gao has served as Vice President of ZQ Power-Tech. From 2000 until 2002, Mr. Gao was Technical Manager for Heilongjiang Shuangtai Electric Co. Ltd.

     Hongjun Si. Since 2002 Mr. Si has served as Chief Technology Officer of ZQ Power-tech. Prior to joining ZQ Power-Tech, Mr. Si was employed as an engineer in the Battery Division of Weiyou Chemical Company, Inc.

     Liqui Bai. Since 2003 Ms. Bai has been the Vice President of Administration for ZQ Power-Tech. During the three years that preceded her employment by ZQ Power-Tech, Ms. Bai was employed as Manager of the Administrative Department of Heilongjiang Weiyou Chemicals Corp., Ltd.

Audit Committee

     The Board of Directors has not appointed an Audit Committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not been able to recruit an audit committee financial expert to join the Board of Directors because the Company's management is entirely located in China.

Code of Ethics

     The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2005.

Item 10. Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by Advanced Battery Technologies and its subsidiaries to Zhiguo Fu, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2005, 2004 and 2003. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000.

                          Compensation
                        Year     Salary
                      ------------------
     Fu Zhiguo        2005      $77,500
                      2004      $70,000
                      2003      $ 8,712

     Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

     Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2005 and those options held by him on December 31, 2005.

     Option Grants in the Last Fiscal Year

                           Percent
                           of total                        Potential realizable
                Number of  options                          value at assumed
                securities granted to                       annual rates of
                underlying employees  Exercise              appreciation of
                option     in fiscal  Price     Expiration  for option term
Name            granted    year       ($/share) Date             5%     10%
-------------------------------------------------------------------------------
Fu Zhiguo         0         N.A.       N.A.      N.A.            0       0

     Aggregated Fiscal Year-End Option Values

            Number of securities underlying   Value of unexercised in-the-money
            unexercised options at fiscal     options at fiscal year-end ($)
Name        year-end (#) (All exercisable)    (All exercisable)
------------------------------------------------------------------------------
Fu Zhiguo                0                                  0


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

     *  Fu Zhiguo, our Chief Executive Officer

     *  each of our directors; and

     *  all directors and executive officers as a group.

     There are 41,577,710 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

                               Amount and
                               Nature of
Name and Address               Beneficial              Percentage
of Beneficial Owner(1)         Ownership               of Class
------------------------------------------------------------------
Fu Zhiguo                      8,089,730(2)             19.5%
Wan Guohua                            --                 0.0%
Gao Guopeng                           --                 0.0%
Hongjun Si                            --                 0.0%
Liqui Bai                             --                 0.0%

All officers and directors
as A group (5 persons)         8,089,730(2)             19.5%
_____________________________

(1) The address of each shareholder, unless otherwise noted, is c/o ZQ Power-Tech, Weiyou Road, Shuangcheng Heilongjiang 150100, People's Republic of China
(2)  Includes 240,000 shares owned by Mr. Fu's spouse.

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2005.

                                   Number of                       Number of
                                   securities       Weighted       securities
                                   to be issued     average        remaining
                                   upon             exercise       available
                                   exercise of      price of       for future
                                   outstanding      outstanding    issuance
                                   options,         options,       under equity
                                   warrants and     warrants and   compensation
                                   rights           rights         plans
-------------------------------------------------------------------------------
Equity compensation
plans approved by
security
holders..........                         0               --              0


Equity compensation
plans not approved by
security holders*....                     0               --      1,530,000
                                    -------            -----      ---------
Total............                         0               --      1,530,000
                                    =======            =====      =========


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

Item 12. Certain Relationships and Related Transactions

     On January 20, 2005 Advanced Battery Technologies entered into a contract with its Chairman, Fu Zhiguo, as well as Fu Zhijie and Yang Wenhua. The contract acknowledged that these three individuals had provided $4,832,976 to fund the construction of plant facilities owned by ZQ Power-Tech Co. Since Advanced Battery Technologies owns 70% of ZQ Power-Tech, the contract provided that Advanced Battery Technologies would issue a total of 11,276,947 shares to satisfy $3,383,084 (70%) of the loan from the investors to ZQ Power-Tech. The investors agreed that the remaining 30% would be a contribution to the capital of ZQ Power-Tech.

     On January 6, 2006 Zhiguo Fu, the Chairman of Advanced Battery, transferred to Cashtech Investment Limited shares of ZQ Power-Tech representing 30% of the outstanding shares of ZQ Power-Tech. As a result of the transfer, Cashtech Investment Limited now owns 100% of the capital stock of ZQ Power-Tech. Advanced Battery owns 100% of Cashtech Investment Limited. In consideration of Mr. Fu's transfer of the interest in ZQ Power-Tech, Advanced Battery issued 11,780,594 shares of common stock to Mr. Fu.

     On January 10, 2006 Fu Zhiguo, the Chairman of Advanced Battery, transferred a patent to ZQ Power-Tech. The patent was appraised on May 25, 2005 at a value of $2,216,987. The patent provides ZQ Power-Tech with a core technology that distinguishes its batteries from those of its competitors.
In consideration of Mr. Fu's transfer of the patent to ZQ Power-Tech, Advanced Battery issued 4,400,000 shares of common stock to Mr. Fu.

     We believe the above transactions were as favorable to us as we could have obtained from unrelated third parties.

Item 13. Exhibit List

     (a) Financial Statements

     Report of Independent Registered Accounting Firm

     Consolidated Balance Sheet - December 31, 2005

     Consolidated Statements of Operations - Years ended December 31,
      2005 and 2004

     Consolidated Statements of Stockholders' Equity - Years ended
      December 31, 2005 and 2004

     Consolidated Statements of Cash Flows - Years ended December 31,
      2005 and 2004

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

     Audit Fees

     PKF billed $50,000 in connection with the audit of the Company's financial statements for the year ended December 31, 2005, and $40,000 in connection with the audit of the Company's financial statements for the year ended December 31, 2004. Also included are services performed in connection with the reviews of the Company's financial statements for the first three quarters of 2005 and the third quarter of 2004 as well as those services normally provided by the accountant in connection with the Company's statutory and regulatory filings for 2005 and 2004.

     Audit-Related Fees

     PKF billed the Company $14,194 for any Audit-Related fees in 2005 and $1,039 for any Audit-Related fees in 2004.

     Tax Fees

     PKF billed $0 to the Company in 2005 and $0 to the Company in 2004 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     PKF billed the Company $0 for other services in 2005 and $0 for other services in 2004.

     It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Battery Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Battery Technologies, Inc. and its subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Battery Technologies, Inc. and its subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for each of the two years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


PKF
Certified Public Accountants
Hong Kong

March 17, 2006
                                                                F-65

                    ADVANCED BATTERY TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 2005

                                                              USD

ASSETS
 Current assets
  Cash and cash equivalents                                17,708
  Accounts receivable (Notes 3 and 17)                  1,957,929
  Inventories (Note 4)                                    381,000
  Prepayments, deposits and other receivables             915,087
                                                       ----------
 Total current assets                                   3,271,724

Property, plant and equipment, net (Note 5)             7,968,606
Construction in progress                                3,936,970
Deposits for acquisition of property, plant and
 equipment                                                 10,580
Rights to use land and power, net (Note 6)                424,303
Patents, net (Note 7)                                     103,922
Prepaid expenses (Note 3)                               1,442,259
                                                       ----------
Total assets                                           17,158,364
                                                       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Accounts payable                                      1,004,580
  Accrued expenses and other payables                     834,532
  Short-term bank and other borrowings (Note 8)         4,115,619
  Customer deposits                                       122,425
  Welfare payable                                         117,339
                                                       ----------
 Total current liabilities                              6,194,495

Minority interests                                      1,877,237

Stockholders' equity
 Common stock (Note 11)                                    25,337
 Additional paid-in capital (Note 12)                  13,786,123
 Accumulated deficit                                   (2,949,228)
 Accumulated other comprehensive income                   130,333
 Unamortized stock compensation                        (1,905,933)
                                                       ----------
 Total stockholders' equity                             9,086,632
                                                       ----------
Total liabilities and stockholders' equity             17,158,364
                                                       ==========

See notes to the consolidated financial statements
                                                                F-2

                      ADVANCED BATTERY TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year ended December 31,
                                                     2005            2004
                                                      USD             USD
                                                 --------------------------
Revenues (Note 3)                                 4,222,960       1,191,509

Cost of sales                                    (2,832,569)       (809,266)
                                                  ---------       ---------
Gross profit                                      1,390,391         382,243

Other income                                          1,532           1,445

Subsidy income from the PRC authorities
 for general operations and research and
 development activities                              68,264          60,244

Selling expenses                                    (22,202)        (25,671)

General and administrative expenses              (1,199,846)     (2,786,900)

Research and development costs                      (32,406)        (65,415)

Interest expense                                   (198,787)         (5,045)

Income/(loss) before minority interests               6,946      (2,439,099)

Minority interests                                 (164,583)         89,395
                                                 ----------       ---------
Net loss                                           (157,637)     (2,349,704)
                                                 ==========       =========

Net loss per share - Basic and diluted (Note 10)     (0.007)          (0.23)
                                                 ==========       =========


See notes to consolidated financial statements

                                                                F-3

                     ADVANCED BATTERY TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Accumulated
                                                          Additional               other          Unamortized
                       Common stock     Preferred stock     paid-in    Accumulated comprehensive  stock
                    Shares     Amount   Shares    Amount    capital    deficit     income (Note)  compensation
                                  USD                USD        USD            USD           USD           USD
------------------------------------------------------------------------------------------------------------
At January 1,
 2004             9,042,582  4,200,000         -       -     300,226   (441,887)         28,512           -

Shares issued
 for acquisition
 of a subsidiary 10,800,000 (4,180,157)  806,113     806   4,179,351          -               -           -

Reverse split
 of outstanding
 common stock   (17,883,543)   (17,884)        -       -      17,884          -               -           -

Conversion of
 preferred stock  8,061,130      8,061  (806,113)   (806)     (7,255)         -               -           -

Shares issued to
 employees        2,425,000      2,425         -       -   2,257,575          -               -           -

Shares issued to
 consultants        495,000        495         -       -   1,633,255          -               -           -

Exchange
 difference
 arising from
 translation
 of financial
 statements of
 foreign
 subsidiary               -          -         -       -           -          -          (16,109)         -

Net loss                  -          -         -       -           - (2,349,704)               -          -
                -------------------------------------------------------------------------------------------
At December 31,
 2004 and
 January 1, 2005 12,940,169     12,940         -       -   8,381,036 (2,791,591)          12,403          -

Shares issued
 to three
 individuals
 (Note 11(i))    11,276,947     11,277         -       -   3,371,807          -                -          -

Shares issued to
 a consultant
 (Note 11(ii))       20,000         20         -       -      10,380          -                -          -

Shares issued to
 employees
 (Note 11(iii))   1,100,000      1,100         -       -   2,022,900          -                - (2,024,000)

Exchange
 difference
 arising from
 translation of
 financial
 statements of
 foreign
 subsidiary               -          -         -       -           -          -          117,930          -

Amortization of
 stock
 compensation             -          -         -       -           -          -                -    118,067

Net loss                  -          -         -       -           -   (157,637)               -          -
                -------------------------------------------------------------------------------------------
At December 31,
 2005            25,337,116     25,337         -       -  13,786,123 (2,949,228)         130,333 (1,905,933)
                ===========================================================================================


Note: Accumulated other comprehensive income of US$130,333 and US$12,403 as of December 31, 2005 and 2004 respectively represent gain on foreign currency translation.


See notes to consolidated financial statements
                                                                F-4

                      ADVANCED BATTERY TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Year ended December 31,
                                                     2005            2004
                                                      USD             USD
                                                 --------------------------
Cash flows from operating activities:
 Net loss                                          (157,637)     (2,349,704)
 Adjustments to reconcile net loss to net
  cash (usedin)/provided by operating
  activities:
  Loss on disposal of property, plant and
   equipment                                              -           3,278
  Depreciation and amortization                     536,245         192,114
  Amortization of prepaid expenses                  360,775         541,116
  Amortization of stock compensation                118,067               -
  Compensation expense settled by issuance of
   common stock                                           -       1,560,000
  Minority interests                                164,583         (89,395)
 Changes in operating assets and liabilities:
  Increase in accounts receivable                (1,925,071)           (256)
  Increase in inventories                          (138,438)       (130,718)
  (Increase)/decrease in prepayments, deposits
   and other receivables                           (591,291)         27,418
  Decrease in tax receivable                              -          28,495
  Increase in accounts payable, accrued expenses
   and other payables                             1,481,107         198,629
  (Decrease)/increase in customer deposits         (703,436)        814,213
  Increase in welfare payable                        56,842          37,322
  Effect of foreign exchange rate changes                 -            (900)
                                                  ---------       ---------
 Net cash (used in)/provided by operating
  activities                                       (798,254)        831,612
                                                  ---------       ---------
Cash flows from investing activities:
 Deposit for acquisition of property, plant and
  equipment                                               -        (575,512)
 Purchase of property, plant and equipment       (2,297,050)       (913,625)
 Additions to construction in progress             (234,328)     (1,298,017)
 Purchase of patents                                      -         (10,560)
                                                  ---------       ---------
 Net cash used in investing activities           (2,531,378)     (2,797,714)
                                                  ---------       ---------
Cash flows from financing activities:
 Proceeds from bank loans                           853,300       2,409,754
 Repayment of advances from officers                      -          99,420
 Increase in other loans payable                     55,417         143,436
 Increase in other loans receivable                       -          95,024
 Repayment to employee                                    -         (53,101)
 (Decrease)/increase in car loan                    (20,113)         21,543
 Loans from three individuals                     1,691,542               -
                                                  ---------       ---------
 Net cash provided by financing activities        2,580,146       2,716,076
                                                  ---------       ---------
Net (decrease)/increase in cash and cash
 equivalents                                       (749,486)        749,974

Effect on foreign exchange rate changes               9,179             (22)

Cash and cash equivalents, beginning of year        758,015           8,063
                                                  ---------       ---------
Cash and cash equivalents, end of year               17,708         758,015
                                                  =========       =========

See notes to consolidated financial statements
                                                                F-5

                      ADVANCED BATTERY TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF THE COMPANY

     Advanced Battery Technologies, Inc. ("ABAT" or the "Company") was incorporated in the State of Delaware on January 16, 1984.

     The Company is engaged in the business of designing, manufacturing and marketing of rechargeable polymer lithium-ion batteries through its subsidiaries, Cashtech Investment Limited ("Cashtech") and Heilongjiang Zhong Qiang Power-Tech Co., Ltd. ("ZQ Power-Tech"). Cashtech is a British Virgin Islands corporation and ZQ Power-Tech is a limited liability company established in the People's Republic of China (the "PRC") in which Cashtech owns 70% interest.


2.   BASIS OF PREPARATION

     (i) The accompanying consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with generally accepted accounting principles in the United States of America.

     (ii) On March 1, 2004, the previous stockholders holding 70% ownership of ZQ Power-Tech agreed to the transfer of their shares to obtain 100% ownership in Cashtech. Cashtech is the legal parent of ZQ Power-Tech since inception, with the transaction being treated as a reverse merger and recapitalization of ZQ Power-Tech, which is treated as the accounting acquirer.

           On May 6, 2004, the Company completed a share exchange (the "Exchange") with the stakeholders of Cashtech. As the Exchange resulted in the former stakeholders of Cashtech owned greater than 50% of the common stock of the Company on a fully-diluted basis, the Exchange has been treated as a reverse takeover with Cashtech as the accounting acquirer and the Company as the accounting acquiree.

           The purchase method under reverse takeover accounting has been applied for the share exchange between Cashtech and ZQ Power-Tech, and the Exchange. These consolidated financial statements issued under the name of the legal parent, ABAT, are a continuation of the financial statements of ZQ Power-Tech.

     (iii) The Group has an accumulated deficit as at December 31, 2005. However, based on the backlog of orders of approximately USD3.7 million that the Group has accumulated and the Group had attained income before minority interests for the current year which indicated an improvement to the current operations, the management of the Group believes that the backlog of orders and improved operation results will generate sufficient revenue and cash flows to enable the Group to continue as a going concern.

                                                                F-6
                 ADVANCED BATTERY TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The consolidated financial statements for the year ended December 31, 2005 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

     Minority interests

     Minority interests result from the consolidation of a 70% owned subsidiary, ZQ Power-Tech.

     Use of estimates

     In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of accounts receivable and inventories. Actual results could differ from those estimates.

     Cash and cash equivalents

     Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase. As of December 31, 2005, the cash and cash equivalents were denominated in PRC Renminbi ("RMB") and are not freely convertible into foreign currencies.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

     Property, plant and equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:-

     Buildings and improvements                    39 years
     Machinery, equipment and motor vehicles   5 - 10 years

                                                                F-7
                   ADVANCED BATTERY TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Construction in progress

     Construction in progress represents buildings and machinery under construction, which is stated at cost and is not depreciated. Cost comprises the direct costs of construction. Construction in progress is reclassified to the appropriate category of property, plant and equipment when completed and ready for use.

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

     Prepaid expenses

     Prepaid expenses represent the aggregate fair value of the Company's common stock issued in return for the consultancy works provided by certain consultants to the Company. The fair value is determined by reference to the closing price of the Company's common stock as quoted on the OTC Bulletin Board ("OTCBB") at the date of issuance. The prepaid expenses are amortized on a straight-line basis over the respective terms of the service periods.

     Amortization for the years ended December 31, 2005 and 2004 was USD360,775 and USD541,116 respectively.

     Impairment of long-lived assets

     The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.

     The impairment of long-lived assets is measured pursuant to the guidelines of Statement of Financial Accounting Standard ("SFAS") No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets". When an indicator of impairment has occurred, management's estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss of the amount that the carrying value exceeds the estimated fair value.
                                                                F-8

                   ADVANCED BATTERY TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Income taxes

     The Company accounts for income tax under the provisions of SFAS No. 109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of December 31, 2005, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and without requiring collateral. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

     As of December 31, 2005, the Company has a certain concentration of credit risk as 91% of the total accounts receivable was due from the Company's largest customer which is also the Company's related company (Note 17). This related company contributed respectively 62% and 35% of the Company's revenue for the years ended December 31, 2005 and 2004.

     Allowance of doubtful accounts

     The Company establishes an allowance of doubtful accounts based on the management's assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and the related aging analysis.

     Based on the above assessment, the management considered the accounts and other receivables as of December 31, 2005 and 2004 were collectible and no allowance of doubtful accounts was provided for each of the two years ended December 31, 2005.

                                                                F-9
                    ADVANCED BATTERY TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Fair value of financial instruments

     The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and other receivables, accounts and other payables and other loans payable, approximate their fair values due to the short-term maturity of these items. The carrying amounts of short-term bank borrowings approximate their fair values because the applicable interest rates approximate current market rates.

     The Company's management opines that the Company is not exposed to significant interest, price, foreign currency or credit risks arising from these financial instruments.

     Revenue recognition

     Revenue is recognized upon shipment of product, at which time title of goods has been transferred to the buyer and there exist no significant obligations of the Company other than normal warranty support.

     Government subsidies that compensate the Company for general expenses incurred and research and development activities are recognized as income at the time when the approval documents are obtained from the relevant government authorities and when they are received.

     Advertising, transportation, research and development costs

     Advertising, transportation, research and development, and other product-related costs are charged to expense as incurred.

     Advertising expenses amounted to USD1,989 and USD2,300 for the years ended December 31, 2005 and 2004 respectively are included in selling expenses.

     Transportation expenses amounted to USD736 and USD706 for the years ended December 31, 2005 and 2004 respectively are included in selling expenses.

     Foreign currency translation

     The Group uses RMB as the functional currency, which is not freely convertible into foreign currencies. Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions, quoted by the People's Bank of China (the "PBOC"). Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange quoted by the PBOC prevailing at the balance sheet date. Exchange gains or losses arising from changes in exchange rates subsequent to the transactions dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income/loss for the respective period.

                                                                F-10
                    ADVANCED BATTERY TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Foreign currency translation (Cont'd)

     For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the years. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in accumulated other comprehensive income. There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

     New accounting pronouncements

     In November 2004, the FASB issued SFAS No. 151 "Inventory costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends
ARB 43, Chapter 4 to clarify that "abnormal" amount of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

     In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), which revises SFAS No. 123, "Accounting for Stock Based Compensation", and superceded APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). SFAS 123R also requires that benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

     SFAS 123R permits companies to adopt its requirement using either a "modified prospective" method, or a '"modified retrospective" method.

     Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the
requirements of   SFAS 123 for all unvested awards granted prior to
the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

                                                                F-11
                    ADVANCED BATTERY TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     New accounting pronouncements

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

     New accounting pronouncements (cont'd)

     In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to
Certain Investments". This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is 'other-than-temporary', and the measurement of an impairment loss.
The investment is impaired if the fair value is less than cost. The impairment is 'other-than-temporary' for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If 'other-than-temporary', an impairment loss shall be recognized in earnings equal to the difference between the investment's cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005.

     The Company does not anticipate the adoption of these standards will have a material impact on these consolidated financial statements.

                                                                F-12
                    ADVANCED BATTERY TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     4.    INVENTORIES                         USD

            Raw materials                  176,044
            Packing materials               33,593
            Work in progress                51,769
            Finished goods                 119,594
                                          --------
                                           381,000
                                          ========

     No allowance for inventories was made for the years ended December 31, 2005 and 2004.

     5.    PROPERTY, PLANT AND EQUIPMENT, NET
                                                      USD

            Buildings and improvements          5,781,034
            Machinery and equipment             2,887,292
            Motor vehicles                        129,927
                                                ---------
                                                8,798,253
            Less: Accumulated depreciation
             and amortization                    (829,647)
                                                ---------
                                                7,968,606
                                                =========

     (i) At December 31, 2005, buildings and motor vehicles with net book values of USD2,157,161 and USD18,560 respectively were pledged to the banks for loans granted to the Group (Note 8(i)).

     (ii) Depreciation and amortization expenses for the years ended December 31, 2005 and 2004 amounted to USD518,900 and
           USD175,080 respectively and USD318,168 and USD58,259 of these expenses were included in cost of sales.

     (iii) There was no disposal during the year ended December 31, 2005. During the year ended December 31, 2004, improvements with carrying amount of USD3,278 were disposed of at nil consideration resulting in a loss of USD3,278.
                                                                F-13

                    ADVANCED BATTERY TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     6.    RIGHTS TO USE LAND AND POWER, NET

     The rights to use land and power at cost, less accumulated amortization, consists of the following:
                                                      USD

                   Right to use land              431,691
                   Right to use power              43,386
                                                 --------
                                                  475,077
                   Less: Accumulated
                    amortization                  (50,774)
                                                 --------
                                                  424,303
                                                 ========

     The Group leases two pieces of land per real estate contract from the PRC Government for a period from August 2003 to September 2043, on which the office and production facilities of ZQ Power-Tech are situated. This right to use land has been pledged to a bank for the bank loans granted to the Group (Note 8(i)).

     The Group leases power from the local government for a period from July 2003 to July 2013.

     Amortization expense was USD14,621 and USD14,451 for the years ended December 31, 2005 and 2004 respectively.

     7.    PATENTS, NET

     (i) The patents at cost, less accumulated amortization, consist of the following:
                                                   USD

                Patents                         110,812
                Less: Accumulated amortization   (6,890)
                                                -------
                                                103,922
                                                =======

     Amortization expense was USD2,724 and USD2,583 for the years ended December 31, 2005 and 2004 respectively.

     The estimated aggregate amortization expenses for patents for the five succeeding years is as follows:
                                                                F-14

                     ADVANCED BATTERY TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     7.    PATENTS, NET (CONT'D)

                                                    USD

                                   Year 2006      2,724
                                   Year 2007      2,724
                                   Year 2008      2,724
                                   Year 2009      2,724
                                   Year 2010      2,724
                                                 ------
                                                 13,620
                                                 ======

     (ii) On May 31, 2005, ZQ Power-Tech issued 18,350,000 shares of stock with par value of RMB1 each to Mr. Zhiguo Fu, the ompany's chairman, in return for a patent transferred by Mr. Fu. The transaction was subsequently cancelled on September 11, 2005.

     8.    SHORT-TERM BANK AND OTHER BORROWINGS

     Short-term bank and other borrowings consist of the following:

                                                           USD

              Bank and other borrowings (Note 8(i))  3,349,244
              Loan payable (Note 8(ii))                371,880
              Other loan payable (Note 8(iii))         394,495
                                                     ---------
                                                     4,115,619
                                                     =========

     (i) Bank and other borrowings comprise bank loans of USD3,346,920 and car loan of USD2,324 respectively of which both have maturity of less than one year from December 31, 2005.

           The bank loans are secured by the Group's buildings (Note 5) and right to use land (Note 6). Loan amounts of USD2,479,200, USD619,800 and USD247,920 bear interest at 8.064%, 6.045% and
           5.655% per annum respectively.

           The car loan is secured by the Group's motor vehicle (Note 5), bears interest at 4.1% per annum and is repayable in 24 monthly instalments commencing from April 2004.

     (ii) The loan payable represents an interest-free and unsecured demand loan from Shuangcheng National Owned Assets Operation Ltd. with no fixed term of repayment.

     (iii) The other loans are due to non-related third parties and are interest-free, unsecured and repayable on demand.

                                                                F-15
                     ADVANCED BATTERY TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     10.   NET LOSS PER SHARE - BASIC AND DILUTED

     The basic and diluted net loss per share is calculated using the net loss and the weighted average number of common stock outstanding during the years. The Company has no dilutive instruments and accordingly, the basic and diluted net loss per share are the same.

                                                  Year ended December 31,
                                                     2005        2004
                                                 -------------------------

     Net loss (USD)                               (157,637)    (2,349,704)

     Weighted average number of common stock
      outstanding                               23,308,983     10,080,357

     Net loss per share-Basic and diluted (USD)     (0.007)         (0.23)

     11.   COMMON STOCK
                                                No. of shares     Amount
                                                                     USD
                                                -------------    --------
           Authorized :-
            Common stock at USD0.001 par value     60,000,000     60,000

           Issued and outstanding :-
            At January 1, 2005                     12,940,169     12,940

           Shares issued for settlement of loan
            (Note 11(i))                           11,276,947     11,277

           Shares issued to a consultant
            (Note 11(ii))                              20,000         20

           Shares issued to employees
            (Note 11(iii))                          1,100,000      1,100
                                                  -----------  ---------
           At December 31, 2005                    25,337,116     25,337
                                                  ===========  =========

Notes :-

      (i) On January 20, 2005, the Company entered into a contract with Messrs. Zhiguo Fu, Zhijie Fu and Wenhua Yang. The contract acknowledged that these three individuals had provided USD4,832,976 to fund the construction of plant facilities owned by ZQ Power-Tech. Since the Company had a 70% interest in ZQ Power-Tech, the contract provided that the Company would issue a total of 11,276,947 shares of common stock to satisfy USD3,383,084 (i.e. 70%) of the financing amount from the three individuals to ZQ Power-Tech. The number of shares to be issued was based upon USD0.30 per share, which represented the closing price of the Company's common stock on the OTCBB on January 19, 2005.

                                                                F-16

                     ADVANCED BATTERY TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     11.   COMMON STOCK (CONT'D)

     Accordingly, the Company issued 11,276,947 shares of common stock to the three individuals on January 20, 2005. The excess of the financing amount over the par value of the stock issued was included in additional paid-in capital.

     (ii) The Company entered into an agreement with a consultant for the provision of consultancy services in connection with the operation of the businesses of the Company. As full compensation for the services to be rendered, the Company issued to the consultant 20,000 shares of its common stock on January 24, 2005. An amount of USD10,380, which represents the aggregate fair value of the shares in excess of par value, was included in additional paid-in capital.

     (iii) On June 1, 2005, 1,100,000 shares of common stock were issued to four employees of the Company for the provision of services for a term of ten years commencing on the same date. The employees have to give back all the stock to the Company if they leave the Company before the employment period ends.

           The fair value of the shares issued is included as a component of stockholders' equity as "Unamortized stock compensation" and is amortized over the employment periods. An amount of USD2,022,900, which represents the aggregate fair value of the shares in excess of par value, was included in additional paid-in capital. The amortization of stock compensation for the years ended December 31, 2005 and 2004 was USD118,067 and nil respectively.

     12.   ADDITIONAL PAID-IN CAPITAL

     Included in additional paid-in capital are :-

     (i) An amount of USD3,371,807 which represents the excess of the aggregate fair value of the Company's common stock issued for settlement of loan over the financing amount (Note 11(i));

    (ii) An amount of USD2,033,280 which represents the excess of the aggregate fair value of the Company's common stock issued to a consultant (Note 11(ii)) and four employees (Note 11(iii)), over the par value of the stock issued.

         The fair value as mentioned in (i) and (ii) above is determined by reference to the closing price of the Company's common stock quoted on the OTCBB at the dates of issuance of common stock.


                                                                F-17
                    ADVANCED BATTERY TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     13.   SUPPLEMENTAL CASH FLOW INFORMATION

     Year ended December 31,          2005           2004
                                       USD            USD
                                    --------        -------
                 Interest paid       198,787         5,045

                 Income taxes              -             -


Other than the above-mentioned information, during the year ended
December 31, 2005, the Group had the following non-cash transactions


     (i) The Company issued a total of 11,276,947 shares of its common stock to settle USD3,383,084 of the financing amount from the three individuals to ZQ Power-Tech, the details of which are set out in note 11(i).

     (ii) The Company issued 20,000 shares of its common stock to a consultant for the provision of consultancy work, the details of which are set out in note 11(ii).

     (iii) The Company issued a total of 1,100,000 shares of its common stock to four employees for the provision of services, the details of which are set out in note 11(iii).


       14. EQUITY INCENTIVE PLAN

     (i) The Company adopted the 2004 Equity Incentive Plan (the "Plan") on August 24, 2004. The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the participants of the Plan (the "Participants") to those of the Company's stockholders, and by providing the Participants with an incentive for outstanding performance. The Plan is further intended to attract and retain the services of the Participants upon whose judgment, interest, and special efforts the successful operation of the Group is dependent. The Company has reserved 5,000,000 shares of common stock for the options and awards under the Plan.

           Subject to the terms and provisions of the Plan, the Board of Directors, at any time and from time to time, may grant shares of stock to eligible persons in such amounts and upon such terms and conditions as the Board of Directors shall determine.

                                                                F-18
                     ADVANCED BATTERY TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     14.   EQUITY INCENTIVE PLAN (CONT'D)

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

     (ii) As mentioned in notes 11(ii) and 11(iii), the Company issued a total of 1,120,000 shares of common stocks to a consultant and four employees. These shares were issued under the Plan.

     (iii) Other than the transactions as detailed in note 14(ii), no options or awards have been made, exercised or lapsed during the year ended December 31, 2005.


     15.   COMMITMENTS

     (i) As of December 31, 2005, the Group had capital commitments amounting to USD5,504 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

     (ii) As of December 31, 2005, the Group had agreed to pay USD136,356 to Harbin Institute of Technology for the research and development of polymer lithium-ion batteries for motor vehicles.

     16.   WARRANTIES

     The Group warrants that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Group's experience for costs and expenses in connection with such warranties has been minimal and during the year ended December 31, 2005, no amounts have been considered necessary to reserve for warranty costs.

                                                                F-19
                     ADVANCED BATTERY TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     17.   RELATED PARTY TRANSACTIONS

     In addition to the transactions disclosed elsewhere in these financial statements, during the reporting periods, the Company had the following material transactions with its related parties :-

     (i) During the years ended December 31, 2005 and 2004, the Group sold goods amounting to USD2,609,619 and USD420,790 respectively to a related company in which a former director of the Company has a controlling interest. The director submitted his resignation from his position as a director on December 20, 2005. The sales transaction was entered into in the normal course of business and on normal commercial terms.

     (ii) Included in accounts receivable as of December 31, 2005 was an amount of USD1,776,089 due from the above mentioned related company arising from the trading transactions.


     18.   POST BALANCE SHEET EVENTS

     (i) On January 6, 2006, Mr. Zhiguo Fu, the Company's chairman, transferred to Cashtech shares of ZQ Power-Tech representing 30% of the outstanding shares of ZQ Power-Tech. As a result of the transfer, Cashtech owns 100% of the capital stock of ZQ Power-Tech.

           In consideration of Mr. Fu's transfer of the interest in ZQ Power-Tech, the Company issued 11,780,594 shares of common stock to Mr. Fu.

     (ii) On January 10, 2006, Mr. Zhiguo Fu transferred a patent to ZQ Power-Tech. The patent was appraised by a PRC appraiser on May 25, 2005 to have a value of USD2,216,987.

In consideration of Mr. Fu's transfer of the patent to ZQ Power-Tech, the Company issued 4,400,000 shares of common stock to Mr. Fu.

      19.  COMPARATIVE AMOUNTS

     Certain amounts included in prior year's consolidated balance sheet and the consolidated statements of operations and cash flows have been reclassified to conform to the current year's presentation.
These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net loss.
                                                                F-20

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Advanced Battery Technologies, Inc.

                                 By: /s/ Fu Zhiguo
                                 ----------------------------------
                                 Fu Zhiguo, Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below on April 14, 2006 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Fu Zhiguo
------------------------------
Fu Zhiguo, Director,
Chief Executive Officer

/s/ Wan Guohua
------------------------------
Wan Guohua, Director,
Chief Financial and Chief
Accounting Officer, Director

/s/ Guopeng Gao
------------------------------
Guopeng Gao, Director

/s/ Hongjun Si
------------------------------
Hongjun Si, Director

/s/ Liqui Bai
------------------------------
Liqui Bai, Director