Form 10QSB
period 2006-03-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2006-05-16
CIK 745651

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2006

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

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

 Title of each class of Common Stock         Outstanding as of May 12 , 2006
 -----------------------------------------------------------------------------
   Common Stock, $0.001 par value                      49,127,688

Transitional Small Business Disclosure Format(check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

                    ADVANCED BATTERY TECHNOLOGIES, INC.

                        CONSOLIDATED BALANCE SHEET

                                                       March 31, 2006
                                                        (Unaudited)
                                                      -----------------
ASSETS
 Current assets
  Cash and cash equivalents                                   3,817
  Accounts receivable                                     2,189,472
  Tax receivable                                            206,699
  Inventories                                               310,408
  Prepayments, deposits and other receivable                911,590
                                                         ----------
Total current assets                                      3,621,986

Property, plant and equipment, net                        7,846,099
Construction in process                                   3,955,708
Deposits for acquisition of property, plant and
 equipment                                                    1,828
Rights to use land and power, net                           422,588
Patents, net                                                109,859
Prepaid expenses                                          1,388,305
                                                         ----------
Total assets                                             17,346,373
                                                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Accounts payable                                          526,268
  Accrued expenses and other payable                        992,947
  Short-term bank and other borrowing (Note 7)            4,111,412
  Customer deposits                                         200,021
  Welfare payable                                           134,743
                                                         ----------
Total current liabilities                                 5,965,391
                                                         ----------

Stockholders' equity
 Common stock (Note 8)                                       41,578
 Additional paid-in capital (Note 9)                     13,830,986
 Accumulated deficit                                     (2,653,108)
 Accumulated other comprehensive income                     161,526
                                                         ----------
Total stockholders' equity                               11,380,982
                                                         ----------
Total liabilities and stockholders' equity               17,346,373
                                                         ==========

See the accompanying notes to the unaudited consolidated financial statements

                     ADVANCED BATTERY TECHNOLOGIES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three months ended March 31,

                                               2006             2005
                                           -------------    ------------
                                            (Unaudited)      (Unaudited)

Revenue                                      1,908,997           31,407

Cost of sales                               (1,206,820)         (24,165)
                                             ---------        ---------
Gross profit                                   702,177            7,242

Other income                                         -              801

Selling expenses                                (8,617)          (2,996)

General and administrative expenses           (336,552)        (441,839)

Interest expense                               (60,888)         (48,716)
                                             ---------        ---------
Income/(loss) before minority interests        296,120         (485,508)

Minority interests                                   -           49,217
                                             ---------        ---------
Net income/(loss)                              296,120         (436,291)
                                             =========        =========
Net income/(loss) per share -
 Basic and diluted (Note 10)                     0.007           (0.020)
                                             =========        =========

See the accompanying notes to the unaudited consolidated financial statements

                     ADVANCED BATTERY TECHNOLOGIES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Three months ended March 31,

                                               2006             2005
                                           -------------    ------------
                                            (Unaudited)      (Unaudited)
Cash flows from operating activities :
 Net income/(loss)                             296,120         (436,291)
 Adjustments to reconcile net income/(loss)
  to net cash provided by/(used in)
  operating activities :
  Depreciation and amortization                204,702           49,896
  Amortization of prepaid expenses              88,754          321,452
  Amortization of stock compensation            50,600                -
  Minority interests                                 -          (49,217)
 Changes in operating assets and liabilities:
  Increase in accounts receivable             (221,171)               -
  Increase in tax receivable                  (206,699)               -
  Decrease/(increase)in inventories             72,062          (23,454)
  (Increase)/decrease in prepayments,
   deposits and other receivable               (11,474)          33,241
  Decrease in accounts payable, accrued
   expenses and other payable                 (353,719)          (7,861)
  Increase/(decrease) in customer deposits      77,026          (31,636)
  Increase in welfare payable                   16,766            8,014
                                             ---------        ---------
 Net cash provided by/(used in) operating
  activities                                    12,967         (135,856)
                                             ---------        ---------
Cash flows from investing activities :
 Purchase of property, plant and equipment      (3,193)        (346,979)
 Additions to construction in process                -       (1,854,355)
                                             ---------        ---------
 Net cash used in investing activities          (3,193)      (2,201,334)
                                             ---------        ---------
Cash flows from financing activities :
 Net proceeds from issuance of common stocks         -        1,691,542
 Decrease in loan payable                      (21,359)          (2,707)
 Decrease in car loan                           (2,324)          (1,862)
                                             ---------        ---------
 Net cash (used in)/provided by financing
  activities                                   (23,683)       1,686,973
                                             ---------        ---------
Net decrease in cash and cash equivalents      (13,909)        (650,217)

Effect of foreign exchange rate changes             18            2,116

Cash and cash equivalents, beginning of
 period                                         17,708          758,015
                                             ---------        ---------
Cash and cash equivalents, end of period         3,817          109,914
                                             =========        =========


See the accompanying notes to the unaudited consolidated financial statements

                     ADVANCED BATTERY TECHNOLOGIES, INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF THE COMPANY

     Advanced Battery Technologies, Inc. ("ABAT" or the "Company) was incorporated in the State of Delaware on January 16, 1984.

     The Company is engaged in the business of designing, manufacturing and marketing of rechargeable polymer lithium-ion batteries through its subsidiaries, Cashtech Investment Limited ("Cashtech") and Heilongjiang Zhong Qiang Power-Tech Co., Ltd. ("ZQ Power-Tech"). Cashtech is a British Virgin Islands corporation and ZQ Power-Tech is a limited liability company established in the People's Republic of China (the "PRC") in which Cashtech originally owned 70% interest as of December 31, 2005. On January 6, 2006, Mr. Zhiguo Fu ("Mr. Fu"), the chairman of ABAT, transferred to Cashtech shares of ZQ Power-Tech representing 30% of the outstanding shares of ZQ Power-Tech. As a result of the transfer, Cashtech now owns 100% of the capital stock of ZQ Power-Tech. Details of the transaction are set out in note 5.

2.   BASIS OF PRESENTATION

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

     (ii) The Group has accumulated deficit as at March 31, 2006. However, based on the substantial backlog of orders of approximately USD3.7 million that the Group has accumulated and the Group had attained net income for the current interim period which indicated an improvement to the current operations, the management of the Group believes that the backlog of orders and improved operation results will generate sufficient revenue and cash flows to enable the Group to continue as a going concern.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by the Company are set forth in the section "Summary of significant accounting policies" of the consolidated financial statements of the Company included in the Company's Form 10-KSB submitted to the United States Securities and Exchange Commission on April 14, 2006.

                     ADVANCED BATTERY TECHNOLOGIES, INC.

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'D)

     Recent accounting pronouncements

     In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 155"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.


4.   INCOME TAXES

     No provision for income tax is made as the Company's operating subsidiary in the PRC is entitled to an income tax holiday. The subsidiary is eligible to the income tax holiday of 2 years commencing from its first profit-making year.


5.   ACQUSITION OF MINORITY INTERESTS IN ZQ POWER-TECH

     As mentioned in note 1, Mr. Fu transferred his 30% interest in ZQ Power-Tech to Cashtech in exchange for 11,780,594 shares of the Company's common stock.

     The amount of USD1,865,456, which represents the share of net assets by Mr. Fu in ZQ Power-Tech in excess of par value of the shares issued, was included in additional paid-in capital.

                    ADVANCED BATTERY TECHNOLOGIES, INC.

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.   ACQUISITION OF A PATENT

     On January 10, 2006, ABAT issued 4,400,000 shares of common stock to Mr. Fu in return for a patent transferred to ZQ Power-Tech by him.

     The patent was recognized at the par value of the shares issued due to the nature of transaction being between related parties.


7.   SHORT-TERM BANK AND OTHER BORROWINGS

     Short-term bank and other borrowings consist of the following:

                                                            USD

     Bank borrowings (Note 7(i))                      3,362,850
     Loan payable (Note 7(ii))                          373,650
     Other loan payable (Note 7(iii))                   374,912
                                                      ---------
                                                      4,111,412
                                                      =========

     (i) The bank loans have maturity of less than one year from March 31, 2006 and are secured by the Group's buildings and right to use land. Loan amounts of USD2,491,000, USD622,750 and USD249,100 bear interest at 8.064%, 6.045%
             and 5.655% per annum respectively.

     (ii) The loan payable represents an interest-free and unsecured demand loan from Shuangcheng National Owned Assets
             Operation Ltd. with a fixed term of repayment.

     (iii) The other loans are due to non-related third parties and are interest-free, unsecured and repayable on demand.

8.   COMMON STOCK
                                           No. of shares       Amount
                                                                  USD
     Authorized :-
      Common stock at USD0.001 par value    60,000,000         60,000
                                            ==========         ======
     Issued and outstanding :-
      At January 1, 2006                    25,337,116         25,337
     Shares issued for acquisition of
      minority interests in ZQ Power-
      Tech (Note 5)                         11,780,594         11,781
     Shares issued for acquisition of a
      patent (Note 7(i))                     4,400,000          4,400
     Shares issued to consultants
      (Note 7(ii))                              60,000             60
                                           -----------         ------
     At March 31, 2006                      41,577,710         41,578
                                           ===========         ======

     Notes :-

     (i) 60,000 shares of common stock were issued as full compensation to three consultants for the provision of research and development services to the Company. An amount of USD34,740, which represents the aggregate fair value of the shares in excess of par value, was included in additional paid-in capital.

                      ADVANCED BATTERY TECHNOLOGIES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.   ADDITIONAL PAID-IN CAPITAL

     Included in the additional paid-in capital are :-

     (i) An amount of USD1,865,456 which relates to the acquisition of minority interests in ZQ Power-Tech (Note 5); and

     (ii) An amount of USD34,740 which relates to the issuance of shares to consultants (Note 8(i); and

     (iii) A debit balance of USD1,855,333 which represents the balance of unamortized stock compensation. Following the adoption of FAS123R, any unearned stock compensation should be netted against additional paid-in capital and be amortized over the remaining period with a debit to statement of operations as amortization expenses and a credit to additional paid-in capital.

10.  NET INCOME/(LOSS) PER SHARE - BASIC AND DILUTED

     The basic and diluted net income/(loss) per share is calculated using the net income/(loss) and the weighted average number of common stock outstanding during both interim periods. The Company has no dilutive instruments and accordingly, the basic and diluted net income/(loss) per share are the same.

                                        Three months ended March 31,
                                             2006          2005

     Net income/(loss)                   USD296,120      USD(436,291)
                                         ==========      ===========
     Weighted average number of shares
      outstanding                        40,272,782       21,851,316
                                         ==========       ==========

     Net income/(loss) per share           USD0.007        USD(0.020)
                                         ==========       ==========

11.  SUPPLEMENTAL CASH FLOW INFORMATION
                                        Three months ended March 31,
                                             2006          2005
                                              USD           USD

     Interest paid                           60,888           48,716
     Income taxes                           206,699                -

     Other than the above-mentioned information, during the three months ended March 31, 2006, there were non-cash transactions regarding the issuance of the Company's common stock for the acquisitions of minority interests in ZQ Power-Tech (Note 5) and a patent (Note 6), and provision of services by certain consultants (Note 8(i)) respectively.

                      ADVANCED BATTERY TECHNOLOGIES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  EQUITY INCENTIVE PLAN

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

     (ii) The Company adopted the 2006 Equity Incentive Plan after the balance sheet date and the form S-8 was filed with the Securities and Exchange Commission on April 24, 2006.

     (iii) The 60,000 shares of common stock entitled by the consultants as disclosed in note 8(i) were issued under the Plan.

     (iv) Other than the transaction as detailed in note 12(iii), no options or awards have been made, exercised or lapsed during the three months ended March 31, 2006.


13.  COMMITMENTS

     At March 31, 2006, the Group had agreed to pay USD136,356 to Harbin Institute of Technology for the research and development of polymer lithium-ion batteries for motor vehicles.

14.  WARRANTIES

    The Group warrants that all batteries manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. The Group's experience for costs and expenses in connection with such warranties has been minimal and during the three months ended March 31, 2006, no amounts have been considered necessary to reserve for warranty costs.

                    ADVANCED BATTERY TECHNOLOGIES, INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


15.  RELATED PARTY TRANSACTIONS

     Apart from the acquisitions of minority interests in ZQ Power-Tech and a patent from Mr. Fu as referred to in notes 5 and 6 respectively, during the period ended March 31, 2006, the Group had no other material transactions with its related parties.

Item 1.	Management's Discussion and Analysis or Plan of Operation
        Forward Looking Statements

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Readers are cautioned that there are risks and uncertainties which may cause actual future results to differ from the results anticipated in these forward-looking statements. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 in the section numbered "Item 6" under the heading "Risk Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

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

     In the fall of 2005 we returned to full production, shipping $2,618,165 of product in that quarter, to produce total revenues in 2005 of $4,222,960. Our increased level of activity continued into the first quarter of 2006, during which we recorded $1,908,997 in revenue. By comparison, our revenue during the first quarter of 2005 was only $31,407, as we were focused on building our facility at that time.
Since we currently have a backlog of approximately $3.7 million, we expect to maintain the level of operations that we achieved in the first quarter of 2006. We do not include in our current backlog the $21 million order placed by Aiyingsi in 2004, since the delivery times for that order have been delayed indefinitely.

     ZQ Power-Tech realized a 37% gross margin on its sales in the three months ended March 31, 2006, an improvement over the 33% ratio that we realized in 2005. Our gross margin ratio in the future will depend considerably upon which of ZQ Power-Tech's products are dominating sales. However we do expect our operations in 2006 and beyond to be more efficient than they have been in the past, as we are implementing advanced production management systems. We are also gaining experience with our new production lines, which is enabling us to improve the efficiency of the lines and to discover lower-cost sources of raw materials for our products.

     Our general and administrative expense fell from $441,839 in the first quarter of 2005 to $336,552 (18% of revenue) in the first quarter
of 2006.   The reduction reflected, in part, our efforts to increase
efficiencies in our operations. The greatest part of the reduction, however, was attributable to the fact that general and administrative expense in 2004 included a non-cash expense of $321,452 attributable to amortization of prepaid consulting fees that were paid by issuing common stock to the consultants. At March 31, 2006 there remained $1,388,305 in prepaid expenses on the Company's balance sheets, which were primarily attributable to prepaid consulting fees to the Company's consultants. We amortized $139,354 of prepaid expenses and stock compensation during the first quarter of 2006 and will amortize the remainder over the next few years.

     The Company's revenue less expenses produced an income of $296,120, compared to a net loss before minority interests of $485,508 in the first quarter of 2005. In 2005, however, Advanced Battery owned only
70% of ZQ Power-Tech. For that reason, our net loss for the three months ended March 31, 2005 was reduced by $49,217, representing the 30% of the net loss of ZQ Power-Tech that we did not own. In January 2006 our Chairman, Fu Zhiguo, transferred the remaining 30% of ZQ Power-Tech into the Company's control. In 2006 and hereafter, therefore, we will be able to include 100% of the net income of ZQ Power-Tech in the net income for Advanced Battery Technologies.

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

     At March 31, 2006 the Company had a working capital deficit of $2,343,405, an improvement of $578,838 since December 31, 2005. The primary reason for the decrease in the deficit was the fact that we used the net income in the first quarter to reduce our accounts payable by 47%. In addition, we determined that we are entitled to a tax refund of $206,699 from the government of China, which we expect to receive this year.

     Although our net income for the first quarter of 2006 was $296,120, our operations provided only $12,967 in cash for the quarter, compared to a reduction in cash of $135,856 in the first quarter of 2005. The primary reason for this disparity was the fact that our accounts receivable increased during the quarter by nearly the amount of our net income. As we seek new market share, we are tolerating extended payments from a number of our customers, particularly our primary distributor, who is allowed 120 days to pay its receivables. For this reason, the growth in our net income will not produce a proportionate increase in cash until we are able to secure better payment terms from our customers.

     Despite its negative working capital, ZQ Power-Tech has sufficient liquidity to fund its near-term operations. The principal capital resource available is $12,224,395 in property, plant and equipment, construction in process, and real property rights, which ZQ Power-Tech owns subject only to the China Financial Bank lien for $3.4 million. Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed. Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed.

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

     In January 2006 the Company issued 11,780,594 shares of common stock to Zhiguo Fu, its Chairman. The shares were issued in consideration of the transfer by Mr. Fu to Cashtech Limited of a 30% interest in ZQ Power-Tech. The sale was exempt pursuant to Section4(2) of the Securities Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about the Company and who was acquiring the shares for his own account. There was no underwriter.

     In January 2006 the Company issued 4,400,000 shares of common stock to Zhiguo Fu, its Chairman. The shares were issued in consideration of the transfer of a patent by Mr. Fu to ZQ Power-Tech. The sale was exempt pursuant to Section4(2) of the Securities Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about the Company and who was acquiring the shares for his own account. There was no underwriter.

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


                                  ADVANCED BATTERY TECHNOLOGIES, INC.

Date:  May 15, 2006               By: /s/ Zhiguo Fu
                                  -------------------------------
                                  Name:  Zhiguo Fu
                                  Title: Chief Executive Officer


Date:  May 15, 2006               By: /s/ Guohua Wan
                                  -------------------------------
                                  Name:  Guohua Wan
                                  Title: Chief Financial Officer