Form 10QSB
period 2006-06-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2006-08-21
CIK 745651

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2006

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period        to

                       Commission File No. 0-13337

                    ADVANCED BATTERY TECHNOLOGIES, INC.
              ------------------------------------------------
               (Name of Small Business Issuer in Its Charter)

           DELAWARE                                     22-2497491
      ------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

              21 West 39th Street, Suite 2A, New York, NY 10018
             --------------------------------------------------
                  (Address of principal executive offices)

                               212-391-2752
             -------------------------------------------------
              (Issuer's telephone number, including area code)

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

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock         Outstanding as of August 18, 2006
-----------------------------------------------------------------------------
Common Stock, $0.001 par value                    49,127,710

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

                    ADVANCED BATTERY TECHNOLOGIES, INC.

                         CONSOLIDATED BALANCE SHEET

                                                             June 30, 2006
                                                               (Unaudited)
                                                                       USD
                                                             -------------
ASSETS
 Current assets
  Cash and cash equivalents                                         1,514
  Accounts receivable                                           2,841,743
  Inventories                                                     314,054
  Prepayments, deposits and other receivable                      824,773
                                                               ----------
 Total current assets                                           3,982,084

Property, plant and equipment, net                              7,708,438
Construction in process                                         3,966,824
Deposits for acquisition of property, plant and equipment           1,833
Rights to use land and power, net                                 420,030
Patents, net                                                      103,315
Prepaid expenses                                                1,299,841
                                                               ----------

Total assets                                                   17,482,365
                                                               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Accounts payable                                                240,677
  Accrued expenses and other payable                            1,025,151
  Short-term bank and other borrowings (Note 7)                 3,848,157
  Customer deposits                                               107,637
  Welfare payable                                                 145,719
                                                               ----------
 Total current liabilities                                      5,367,341

Stockholders' equity
 Common stock (Note 8)                                             49,128
 Additional paid-in capital (Note 9)                           13,937,014
 Accumulated deficit                                           (2,053,706)
 Accumulated other comprehensive income                           182,588
                                                               ----------
 Total stockholders' equity                                    12,115,024
                                                               ----------
Total liabilities and stockholders' equity                     17,482,365
                                                               ==========

See the accompanying notes to the unaudited consolidated financial statements

                    ADVANCED BATTERY TECHNOLOGIES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                         Three months ended June 30,  Six months ended June 30,
                             2006         2005             2006         2005
                         (Unaudited)  (Unaudited)      (Unaudited)  (Unaudited)
                                 USD          USD              USD         USD
                         ---------------------------  -------------------------
Revenue                    3,175,452      236,360        5,084,449     267,767

Cost of sales             (2,133,663)    (156,205)      (3,340,483)   (180,370)
                           ---------   ----------       ----------  ----------
Gross profit               1,041,789       80,155        1,743,966      87,397

Other income                       -          578                -       1,379

Selling expenses              (3,961)      (5,255)         (12,578)     (8,251)

General and administrative
  expenses                  (367,930)    (502,237)        (704,482)   (944,076)

Interest expense             (70,496)     (61,690)        (131,384)   (110,406)
                           ---------   ----------       ----------  ----------
Income/(loss) before
 minority interests          599,402     (488,449)         895,522    (973,957)

Minority interests                 -       31,529                -      80,746
                           ---------   ----------       ----------  ----------
Net income/(loss)            599,402     (456,920)         895,522    (893,211)
                           =========   ==========       ==========  ==========
Net income/(loss) per share
 Basic and diluted (Note 10)   0.013       (0.019)           0.020      (0.039)
                           =========   ==========       ==========  ==========

See the accompanying notes to the unaudited consolidated financial statements

                      ADVANCED BATTERY TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six months ended June 30,
                                                      2006        2005
                                                  (Unaudited)  (Unaudited)
                                                         USD          USD
                                                 ------------------------
Cash flows from operating activities:
 Net income/(loss)                                   895,522     (893,211)
 Adjustments to reconcile net income/(loss)
  to net cash provided by/(used in) operating
  activities :
  Depreciation and amortization                      335,806      119,377
  Amortization of prepaid expenses                   177,218      677,052
  Stock compensation expenses                        164,178            -
  Minority interests                                       -      (80,746)
 Changes in operating assets and liabilities:
  Accounts receivable                               (862,427)         258
  Inventories                                         69,310     (132,944)
  Prepayments, deposits and other receivable         105,738     (833,624)
  Accounts payable, accrued expenses and other
   payable                                          (606,069)      78,287
  Customer deposits                                  (15,598)     579,317
  Welfare payable                                     27,283       22,223
                                                   ---------    ---------
 Net cash provided by/(used in) operating
  activities                                         290,961     (464,011)
                                                   ---------    ---------
Cash flows from investing activities:
 Purchase of property, plant and equipment            (8,801)  (1,375,616)
 Additions to construction in process                      -   (1,148,454)
                                                   ---------    ---------
 Net cash used in investing activities                (8,801)  (2,524,070)
                                                   ---------    ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stocks               -    1,691,542
 Decrease in loan payable                           (296,041)     (27,788)
 Decrease in car loan                                 (2,324)           -
 Increase in long-term debts                               -      594,116
                                                   ---------    ---------
 Net cash (used in)/provided by financing
  activities                                        (298,365)   2,257,870
                                                   ---------    ---------

Net decrease in cash and cash equivalents            (16,205)    (730,211)
Effect of foreign exchange rate changes                   11        2,181
Cash and cash equivalents, beginning of period        17,708      758,015
                                                   ---------    ---------
Cash and cash equivalents, end of period               1,514       29,985
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

     (ii) The Group has accumulated deficit as of June 30, 2006. However, based on the substantial backlog of orders of approximately USD6.4 million that the Group has accumulated and the Group had attained net income for the current interim period which indicated an improvement to the current operations, the management of the Group believes that the backlog of orders and improved operation results will generate sufficient revenue and cash flows to enable the Group to continue as a going concern.

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

                       ADVANCED BATTERY TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Recent accounting pronouncements

     In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 155"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September
15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155. The Company does not anticipate the adoption of SFAS No. 155 to have a material impact as it currently has no financial instruments within the scope of SFAS No. 155.

     In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. The company can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. SFAS No. 156 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the company has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not early adopt SFAS No. 156.

4.   INCOME TAXES

     No provision for income tax is made as the Company's operating subsidiary in the PRC is entitled to an income tax holiday. The subsidiary is eligible to the income tax holiday of 5 years commencing from its first profit-making year.


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

7.   SHORT-TERM BANK AND OTHER BORROWINGS

     Short-term bank and other borrowings consist of the following:

                                                                USD

     Bank borrowings (Note 7(i))                          3,372,300
     Loan payable (Note 7(ii))                              374,700
     Other loan payable (Note 7(iii))                       101,157
                                                          ---------
                                                          3,848,157
                                                          =========

     (i) The bank loans have maturity of less than one year from June 30, 2006 and are secured by the Group's buildings and right to use land. Loan amounts of USD2,498,000, USD624,500 and USD249,800 bear interest at 8.064%, 6.045% and 5.655% per annum respectively.

     (ii) The loan payable represents an interest-free and unsecured demand loan from Shuangcheng National Owned Assets Operation Ltd. with on fixed term of repayment.

     (iii) The other loans are due to non-related third parties and are interest-free, unsecured and repayable on demand.

8.   COMMON STOCK
                                              No. of shares    Amount
                                                                  USD
        Authorized :-                         -----------------------
         Common stock at USD0.001 par value    60,000,000      60,000
                                               ==========      ======
        Issued and outstanding :-
         At January 1, 2006                    25,337,116      25,337
        Shares issued for acquisition of
         minority interests in ZQ Power-Tech
         (Note 5)                              11,780,594      11,781
        Shares issued for acquisition of a
         patent (Note6)                         4,400,000       4,400
        Shares issued to consultants
         (Note 8(i))                               60,000          60
        Shares issued to employees
         (Note 8(ii))                           7,550,000       7,550
                                               ----------      ------
        At June 30, 2006                       49,127,710      49,128
                                               ==========      ======

                       ADVANCED BATTERY TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.   COMMON STOCK (CONT'D)

     Note :-

     (i) 60,000 shares of common stock were issued as full compensation to three consultants for the provision of research and development services to the Company. An amount of USD34,740, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital.

     (ii) 7,550,000 shares of common stock were issued to twenty-five employees for the provision of future services to the Company. 1,530,000 shares of common stock was granted to five employees under the 2004 Equity Incentive Plan and the remaining 6,020,000 shares were granted to twenty employees under the 2006 Equity Incentive Plan.

9.   ADDITIONAL PAID-IN CAPITAL

     Included in additional paid-in capital is :-

     (i) An amount of USD1,865,456 which relates to the acquisition of minority interests in ZQ Power-Tech (Note 5);

     (ii) An amount of USD34,740 which relates to the issuance of shares to consultants (Note 8(i));

     (iii) A debit balance of USD1,804,733 which represents the balance of unearned stock compensation. Following the adoption of FAS123R, any unearned stock compensation should be netted against additional paid-in capital and be recognized over the remaining period with a debit to statement of operations as compensation expenses and a credit to additional paid-in capital; and

     (iv) An amount of USD55,428 which relates to the issuance of stocks to employees (Note 8(ii)).

                       ADVANCED BATTERY TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.  NET INCOME/(LOSS) PER SHARE - BASIC AND DILUTED

     The basic and diluted net income/(loss) per share is calculated using the net income/(loss) and the weighted average number of common stock outstanding during both interim periods. The Company has no dilutive instruments and accordingly, the basic and diluted net income/(loss) per share are the same.
                          Three months ended June 30, Six months ended June 30,
                               2006        2005            2006        2005
                          --------------------------- -------------------------

     Net income/(loss)     USD599,402    USD(456,920)  USD895,522   USD(893,211)
                           ==========    ===========   ==========   ===========
     Weighted average
      number of shares
      outstanding          44,664,450     24,599,753   44,015,591    23,050,807
                           ==========    ===========   ==========   ===========

     Net income/(loss)
      per share              USD0.013      USD(0.019)    USD0.020     USD(0.039)
                           ==========    ===========   ==========   ===========


11.  SUPPLEMENTAL CASH FLOW INFORMATION
                                               Six months ended June 30,
                                                  2006          2005
                                                   USD           USD
                                               -------------------------
     Interest paid                              131,384         110,406
                                                =======         =======

     Other than the above-mentioned information, during the six months ended June 30, 2006, there were non-cash transactions regarding the issuance of the Company's common stock for the acquisitions of minority interests in ZQ Power-Tech (Note 5) and a patent (Note 6), and for the provision of services by certain consultants (Note 8(i)) and employees (Note 8(ii)) respectively.

12.  EQUITY INCENTIVE PLAN

     (i) The Company adopted the 2004 Equity Incentive Plan (the "2004 Plan") on August 24, 2004. The purpose of the 2004 Plan is to promote the success and enhance the value of the Company by linking the personal interests of the participants of the 2004 Plan to those of the Company's shareholders, and by providing the participants with an incentive for outstanding performance. The 2004 Plan is further intended to attract and retain the services of the participants upon whose judgment, interest, and special efforts the successful operation of the Group is dependent. The Company has reserved 5,000,000 shares of common stock for the options and awards under the 2004 Plan.

           Subject to the terms and provisions of the 2004 Plan, the Board of Directors, at any time and from time to time, may grant shares of stock to eligible persons in such amounts and upon such terms and conditions as the Board of Directors shall determine.

                       ADVANCED BATTERY TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  EQUITY INCENTIVE PLAN (CONT'D)

           The Committee appointed by the Board of Directors to administer the 2004 Plan shall have the authority to determine all matters relating to the options to be granted under the plan including selection of the individuals to be granted awards or stock options, the number of stocks, the date, the termination of the stock options or awards, the stock option term, vesting schedules and all other terms and conditions thereof.

           The Company measures the compensation cost from share-based payment arrangements with employees with reference to the trading price of the Company's common stock as quoted on the OTC Bulletin Board ("OTCBB") on the date of grant.

           A summary of the status of the Company's unearned stock compensation as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:
                                                                         USD

           Unearned stock compensation as of January 1, 2006       1,905,933

           Unearned stock compensation granted                       887,400

           Compensation expenses debited to statement of
            operations with a credit to additional paid-in capital  (115,071)
                                                                   ---------
           Unearned stock compensation as of June 30, 2006         2,678,262
                                                                   =========

           The unearned stock compensation granted during the current period relates to 1,530,000 shares of common stock granted to five employees (note 8(ii)). The weighted-average grant-date fair value per share is USD0.58. The total unearned stock compensation as of June 30, 2006 is expected to be recognized over a weighted-average period of 9.92 years.

           In addition, the compensation cost capitalized as an asset in relation to shares issued under the 2004 Plan in prior years and current period was USD1,299,842. Included were the 60,000 shares of common stock entitled by the consultants as disclosed in note 8(i) and the weighted-average grant-date fair value per share is USD0.58. The compensation cost capitalized was classified as prepaid expenses in the consolidated balance sheet and the amortization for the six months ended June 30, 2006 was USD177,218. The prepaid expenses is expected to be recognized over a weighted-average period of 4.5 years.

     (ii) The Company adopted the 2006 Equity Incentive Plan (the "2006 Plan") on April 24, 2006.

           The 2006 Plan became effective on April 18, 2006. Its purpose is to promote the success and enhance the value of the Company by linking the personal interests of the participants to those of the Company's shareholders, and by providing participants with an incentive for outstanding performance. The 2006 Plan is further intended to attract and retain the services of the participants upon whose judgment, interest and special efforts the successful operation of the Company and its subsidiaries is dependent.

                     ADVANCED BATTERY TECHNOLOGIES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  EQUITY INCENTIVE PLAN (CONT'D)

           The number of shares available for grant under the 2006 Plan shall not exceed 8,000,000 shares. Shares of stock and options may be granted to the eligible persons at the discretion of the Company's Board of Directors or the Committee administering the plan. Incentive stock options ("ISO"), nonqualified stock options ("NQSO"), or a combination thereof may be granted but ISOs can only be granted to the Company's employees. The Committee can also grant shares of restricted stock or performance shares (a performance share is equivalent in value to a share of stock) to eligible persons at any time and from time to time.

           The exercise price for each ISO awarded under the 2006 Plan shall be equal to 100% of the fair market value of a share on the date the option is granted and be 110% of the fair market value if the eligible person owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporations. The exercise price of a NQSO shall be determined by the Committee in its sole discretion.

           Each option shall expire at such time as the Committee determines at the time of grant and no option shall be exercisable later than the tenth anniversary date of its grant. The eligible person who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporations shall exercise his/her option before the fifth anniversary date of its grant.

           Options shall vest at such times and under such terms and conditions as determined by the Committee; provided, however, unless a different vesting period is provided by the Committee at or before the grant of an option, the options will vest on the first anniversary of the grant. Options granted under the 2006 Plan shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall in each instance approve, which need not be the same for each grant or for each participant.

           No award may be made under the 2006 Plan after December 31, 2015.

           The Company measures the compensation cost from share-based payment arrangements with employees with reference to the trading price of the Company's common stock as quoted on the OTCBB on the date of grant.

           A summary of the status of the Company's unearned stock compensation as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:
                                                                        USD
                                                                  ---------
           Unearned stock compensation as of January 1, 2006              -

           Unearned stock compensation granted                    3,491,600

           Compensation expenses debited to statement of
            operations with a credit to additional paid-in
            capital                                                 (49,107)
                                                                  ---------
           Unearned stock compensation as of June 30, 2006        3,442,493
                                                                  =========

                      ADVANCED BATTERY TECHNOLOGIES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  EQUITY INCENTIVE PLAN (CONT'D)

     The unearned stock compensation granted during the current period relates to 6,020,000 shares of common stock granted to five employees (note 8(ii)). The weighted-average grant-date fair value per share is USD0.58. The total unearned stock compensation as of June 30, 2006 is expected to be recognized over a weighted-average period of 15.3 years.

     (iii) The total compensation cost for share-based payment arrangements as detailed in notes 12(i) and 12(ii) was as follows:

                                                         USD

     Amortization of prepaid expenses                177,218
     Stock compensation expenses                     164,178
                                                     -------
                                                     341,396
                                                     =======

     (iv) Other than the transactions as detailed in notes 12(i) and 12(ii), no options or awards have been made, exercised or lapsed during the six months ended June 30, 2006 under the 2004 Plan and the 2006 Plan.


13.  COMMITMENTS

     At of June 30, 2006, the Group had agreed to pay USD136,356 to Harbin Institute of Technology for the research and development of polymer lithium-ion batteries for motor vehicles.


14.  WARRANTIES

     The Group warrants that all batteries manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. The Group's experience for costs and expenses in connection with such warranties has been minimal and during the three months ended June 30, 2006, no amounts have been considered necessary to reserve for warranty costs.


15.  RELATED PARTY TRANSACTIONS

     Apart from the acquisitions of minority interests in ZQ Power-Tech and a patent from Mr. Fu as referred to in notes 5 and 6 respectively, during the period ended June 30, 2006, the Group had no other material transactions with its related parties.

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

     Results of Operations

     During the year ended December 31, 2003 the activities of our operating subsidiary, "ZQ Power-Tech," were focused on development of its product line and the build-out of its manufacturing facility. ZQ Power-Tech recorded its first significant revenues in the first half of 2004, ending June 30, 2004. For that six month period, it recorded sales totaling $968,675.

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

     In the fall of 2005 we returned to full production, shipping $2,618,165 of product in the fourth quarter, to produce total revenues in 2005 of $4,222,960. Our increased level of activity continued into the first six months of 2006, during which we recorded $5,084,449 in revenue. By comparison, our revenue during the first six months of 2005 was only $267,767, as we were focused on building our facility at that time. Since we currently have a backlog of approximately $6.4 million, we expect to maintain the level of operations that we achieved in the first six months of 2006. We do not include in our current backlog the $21 million order placed by Aiyingsi in 2004, since the delivery times for that order have been delayed indefinitely.

     ZQ Power-Tech realized a 34% gross margin on its sales in the six months ended June 30, 2006, approximating the 33% ratio that we realized in the first six months of 2005. Our gross margin ratio in the future will depend considerably upon which of ZQ Power-Tech's products are dominating sales. However we do expect our operations in 2006 and beyond to be more efficient than they have been in the past, as we are implementing advanced production management systems. We are also gaining experience with our new production lines, which are enabling us to improve the efficiency of the lines and to discover lower-cost sources of raw materials for our products.

     Our general and administrative expense fell from $944,076 in the first six months of 2005 to $704,482 (14% of revenue) in the first six
months of 2006.   The reduction reflected, in part, our efforts to
increase efficiencies in our operations. The greatest part of the reduction, however, was attributable to the fact that general and administrative expense in 2006 included a non-cash expense of $677,052 that was primarily attributable to amortization of prepaid consulting fees that were paid by issuing common stock to the consultants. At June
30, 2006 there remained on the Company's balance sheets $1,299,841 in prepaid expenses that are attributable to prepaid consulting fees to the Company's consultants. We amortized $177,218 of prepaid expenses and recognized $164,178 stock compensation expenses during the first six months of 2006. The remaining prepaid expenses and unearned stock compensation will be amortized and recognized over the next few years.


     The Company's revenue less expenses produced an income of $895,522, compared to a loss before minority interest of $973,957 in the first six months of 2005. In 2005, however, Advanced Battery owned only 70% of ZQ Power-Tech. For that reason, our net loss for the six months ended June 30, 2005 was reduced by $80,746, representing the 30% of the net loss of ZQ Power-Tech that we did not own. In January 2006 our Chairman, Fu Zhiguo, transferred the remaining 30% of ZQ Power-Tech into the Company's control. In 2006 and hereafter, therefore, we will be able to include 100% of the net income of ZQ Power-Tech in the net income for Advanced Battery Technologies.

     Liquidity and Capital Resources

     Until December 2004, the development and initial operations of ZQ Power-Tech were financed primarily by contributions to capital made by Fu Zhiguo, the Company's Chairman. On December 1, 2004, ZQ Power-Tech entered into a Loan Agreement with China Financial Bank, and received a loan of 20 million RMB (approximately $2.4 million). The Loan Agreement requires that the principal be paid in a balloon in November 2006. Interest at 8.064% per annum is payable monthly. $1.9 million of the obligation is secured by a pledge of ZQ Power-Tech's manufacturing facilities; the remainder of the debt is secured by a pledge of our realty assets.

     At June 30, 2006 the Company had a working capital deficit of $1,385,257, an improvement of $1,537,514 since December 31, 2005. The primary reason for the decrease in the deficit was the fact that we used the net income in the first six months to reduce our accounts payable by 76%. In addition, we determined that we were entitled to a tax refund of $206,699 from the government of China, which we received in the second quarter of 2006.

     Although our net income for the first six months of 2006 was $895,522, our operations provided only $290,961 in cash for the period, compared to a reduction in cash of $464,011 in the first six months of 2005. The primary reason for this disparity was the fact that our accounts receivable increased during the recent six month period by nearly the amount of our net income. As we seek new market share, we are tolerating extended payments from a number of our customers, particularly our primary distributor, who is allowed 120 days to pay its receivables. For this reason, the growth in our net income will not produce a proportionate increase in cash until we are able to secure better payment terms from our customers.

     Despite its negative working capital, ZQ Power-Tech has sufficient liquidity to fund its near-term operations. The principal capital resource available is $12,097,125 in property, plant and equipment, construction in process, and real property rights, which ZQ Power-Tech owns subject only to the China Financial Bank lien for $3.4 million. Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed. Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed.

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

     None.

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


                                  ADVANCED BATTERY TECHNOLOGIES, INC.

Date:  August 18, 2006            By: /s/ Zhiguo Fu
                                  -------------------------------------
                                  Name:  Zhiguo Fu
                                  Title: Chief Executive Officer


Date:  August 18, 2006            By: /s/ Guohua Wan
                                  -------------------------------------
                                  Name:  Guohua Wan
                                  Title: Chief Financial Officer