Form 10QSB
period 2006-09-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2006-11-15
CIK 745651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2006

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period        to

Commission File No. 0-13337

ADVANCED BATTERY TECHNOLOGIES, INC. (Name of Small Business Issuer in its Charter)

Delaware	22-2497491
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

21 West 39th Street, Suite 2A New York, NY 10018
(Address of Principal Executive Offices)

212-391-2752

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

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock                   Outstanding as of November 15, 2006

--------------------------------------------------------------------------------------------------------------------------

Common Stock, $0.001 par value                                                49,627,710

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

September 30,
2006
(Unaudited)
USD
ASSETS

Current assets
Cash and cash equivalents	3,206
Accounts receivable	4,081,764
Tax receivable	472,121
Inventories	296,662
Prepayments, deposits and other receivable	833,359

Total current assets	5,687,112

Property, plant and equipment, net	7,629,309
Construction in process	4,011,606
Deposits for acquisition of property, plant and equipment	1,854
Rights to use land and power, net	420,985
Patents, net	100,029
Prepaid expenses	1,211,378

Total assets	19,062,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	263,586
Accrued expenses and other payable	1,191,382
Short-term bank and other borrowings (Note 7)	3,897,915
Customer deposits	200,071
Welfare payable	157,209

Total current liabilities	5,710,163

Stockholders’ equity
Common stock (Note 8)	49,128
Additional paid-in capital (Note 9)	14,050,593
Accumulated deficit	(1,027,502)
Accumulated other comprehensive income	279,891

Total stockholders’ equity	13,352,110

Total liabilities and stockholders’ equity	19,062,273

See the accompanying notes to the unaudited consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD	USD

Revenue	4,052,260	1,337,027	9,136,709	1,604,795

Cost of sales	(2,711,785)	(852,448)	(6,052,268)	(1,050,576)

Gross profit	1,340,475	484,579	3,084,441	554,219

Other income	12	29	12	1,408

Selling expenses	(7,062)	(4,878)	(19,640)	(13,129)

General and administrative expenses	(254,002)	(538,280)	(958,484)	(1,541,433)

Interest expense	(53,219)	(4,196)	(184,603)	(114,411)

Income/(loss) before minority interests	1,026,204	(62,746)	1,921,726	(1,113,346)

Minority interests	-	(95,251)	-	12,852

Net income/(loss)	1,026,204	(157,997)	1,921,726	(1,100,494)

Net income/(loss) per share
- Basic and diluted (Note 10)	0.021	(0.006)	0.046	(0.047)

See the accompanying notes to the unaudited consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
	USD	USD
Cash flows from operating activities :

Net income/(loss)	1,921,726	(1,100,494)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities :

Depreciation and amortization	533,537	285,252
Amortization of prepaid expenses	265,681	1,070,506
Stock compensation expenses	277,757	-
Minority interests	-	(12,852)

Changes in operating assets and liabilities :

Accounts receivable	(2,047,894)	(128,564)
Tax receivable	(463,337)	-
Inventories	89,857	(42,744)
Prepayments, deposits and other receivable	107,119	(531,665)
Accounts payable, accrued expenses and other payable	(509,022)	657,173
Customer deposits	73,924	(506,772)
Welfare payable	36,945	41,585

Net cash provided by/(used in) operating activities	286,293	(268,575)

Cash flows from investing activities :

Purchase of property, plant and equipment	(10,629)	(3,556,117)
Additions to construction in process	-	(636,949)

Net cash used in investing activities	(10,629)	(4,193,066)

Cash flows from financing activities :

(Decrease)/increase in loan payable	(287,857)	3,340,213
Decrease in car loan	(2,368)	-
Increase in long-term debts	-	602,492

Net cash (used in)/provided by financing activities	(290,225)	3,942,705

Net decrease in cash and cash equivalents	(14,561)	(518,936)

Effect of foreign exchange rate changes	59	20,688

Cash and cash equivalents, beginning of period	17,708	758,015

Cash and cash equivalents, end of period	3,206	259,767

See the accompanying notes to the unaudited consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

DESCRIPTION OF THE COMPANY

Advanced Battery Technologies, Inc. (“ABAT” or the “Company) was incorporated in the State of Delaware on January 16, 1984.

The Company is engaged in the business of designing, manufacturing and marketing of rechargeable polymer lithium-ion batteries through its subsidiaries, Cashtech Investment Limited (“Cashtech”) and Heilongjiang Zhong Qiang Power-Tech Co., Ltd. (“ZQ Power-Tech”).  Cashtech is a British Virgin Islands corporation and ZQ Power-Tech is a limited liability company established in the People’s Republic of China (the “PRC”) in which Cashtech originally owned 70% interest as of December 31, 2005.  On January 6, 2006, Mr. Zhiguo Fu (“Mr. Fu”), the chairman of ABAT, transferred to Cashtech shares of ZQ Power-Tech representing 30% of the outstanding shares of ZQ Power-Tech.  As a result of the transfer, Cashtech now owns 100% of the capital stock of ZQ Power-Tech.  Details of the transaction are set out in note 5.

2.

BASIS OF PRESENTATION

(i)

The accompanying consolidated financial statements of the Company and its subsidiaries (the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information.  Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of ABAT, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.  Interim results are not necessarily indicative of results for a full year.

(ii)

The Group has accumulated deficit as of September 30, 2006.  However, based on the substantial backlog of orders of approximately USD6.0 million that the Group has accumulated and the Group had attained net income for the current interim period which indicated an improvement to the current operations, the management of the Group believes that the backlog of orders and improved operation results will generate sufficient revenue and cash flows to enable the Group to continue as a going concern.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in the section “Summary of significant accounting policies” of the consolidated financial statements of the Company included in the Company’s Form 10-KSB submitted to the United States Securities and Exchange Commission on April 14, 2006.

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140”.  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  Earlier adoption is permitted, provided the entity has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial statements, as it currently has no financial instruments within the scope of SFAS No. 155.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its financial statements.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that the entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

The FASB released SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R) ” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is currently evaluating the impact of adopting SFAS No. 158 on its financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.

INCOME TAXES

No provision for income tax is made as the Company’s operating subsidiary in the PRC is entitled to an income tax holiday.  The subsidiary is eligible to the income tax holiday of 5 years commencing from its first profit-making year.

5.

ACQUSITION OF MINORITY INTERESTS IN ZQ POWER-TECH

As mentioned in note 1, Mr. Fu transferred his 30% interest in ZQ Power-Tech to Cashtech in exchange for 11,780,594 shares of the Company’s common stock.

The amount of USD1,865,456, which represents the share of net assets by Mr. Fu in ZQ Power-Tech in excess of par value of the shares issued, was included in additional paid-in capital.

6.

ACQUISITION OF A PATENT

On January 10, 2006, ABAT issued 4,400,000 shares of common stock to Mr. Fu in return for a patent transferred to ZQ Power-Tech by him.

The patent was recognized at the par value of the shares issued due to the nature of transaction being between related parties.

7.	SHORT-TERM BANK AND OTHER BORROWINGS	USD

	Short-term bank and other borrowings consist of the following :

	Bank borrowings (Note 7(i))	3,410,370
	Loan payable (Note 7(ii))	378,930
	Other loan payable (Note 7(iii))	108,615

		3,897,915

(i)

The bank loans have maturity of less than one year from September 30, 2006 and are secured by the Group’s buildings and right to use land.  Loan amounts of USD2,526,200, USD631,550 and USD252,620 bear interest at 8.064%, 6.045% and 5.655% per annum respectively.

(ii)

The loan payable represents an interest-free and unsecured demand loan from Shuangcheng National Owned Assets Operation Ltd. with no fixed term of repayment.

(iii)

The other loans are due to non-related third parties and are interest-free, unsecured and repayable on demand.

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMON STOCK	No. of shares	Amount
			USD
	Authorized :-
	Common stock at USD0.001 par value	60,000,000	60,000

	Issued and outstanding :-
	At January 1, 2006	25,337,116	25,337
	Shares issued for acquisition of minority interests
	in ZQ Power-Tech (Note 5)	11,780,594	11,781
	Shares issued for acquisition of a patent (Note 6)	4,400,000	4,400
	Shares issued to consultants (Note 8(i))	60,000	60
	Shares issued to employees (Note 8(ii))	7,550,000	7,550

	At September 30, 2006	49,127,710	49,128

Note :-

(i)    60,000 shares of common stock were issued as full compensation to three consultants for the provision of research and development services to the Company.  An amount of USD34,740, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital.

(ii)  7,550,000 shares of common stock were issued as full compensation to twenty-five employees for employment to the Company.  1,530,000 shares of common stock were granted to five employees under the 2004 Equity Incentive Plan and the remaining 6,020,000 shares were granted to twenty employees under the 2006 Equity Incentive Plan.

9.

ADDITIONAL PAID-IN CAPITAL

Included in the additional paid-in capital are :-

(i)

An amount of USD1,865,456 which relates to the acquisition of minority interests in ZQ Power-Tech (Note 5);

(ii)

An amount of USD34,740 which relates to the issuance of shares to consultants (Note 8(i));

(iii)

A debit balance of USD1,754,133 which represents the balance of unearned stock compensation.  Following the adoption of FAS123R, any unearned stock compensation should be netted against additional paid-in capital and be amortized over the remaining period with a debit to statement of operations as amortization expense and a credit to additional paid-in capital; and

(iv)

An amount of USD118,407 which relates to the issuance of shares to employees (Note 8(ii)).

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Net income/(loss) - USD	1,026,204	(157,997)	1,921,726	(1,100,494)

Weighted average number
of shares outstanding	49,127,170	25,337,116	42,041,149	23,450,589

Net income/(loss) per share - USD	0.021	(0.006)	0.046	(0.047)

11.

COMPREHENSIVE INCOME/(LOSS)

Three months			Nine months
ended September 30,			ended September 30,
2006		2005	2006	2005
	USD	USD	USD	USD

Net income/(loss)	1,026,204	(157,997)	1,921,726	(1,100,494)
Foreign currency translation adjustments	97,303	84,124	149,558	99,207

Total comprehensive income/(loss)	1,123,507	(73,873)	2,071,284	(1,001,287)

12.	SUPPLEMENTAL CASH FLOW INFORMATION	Nine months ended September 30,
		2006	2005
		USD	USD

	Interest paid	184,603	114,411

Other than the above-mentioned information, during the nine months ended September 30, 2006, there were non-cash transactions regarding the issuance of the Company’s common stock for the acquisitions of minority interests in ZQ Power-Tech (Note 5) and a patent (Note 6), and for the provision of services by certain consultants (Note 8(i)) and employees (Note 8(ii)) respectively.

13.

EQUITY INCENTIVE PLAN

(i)

The Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”) on August 24, 2004.  The purpose of the 2004 Plan is to promote the success and enhance the value of the Company by linking the personal interests of the participants of the 2004 Plan to those of the Company’s shareholders, and by providing the participants with an incentive for outstanding performance.  The 2004 Plan is further intended to attract and retain the services of the participants upon whose judgment, interest, and special efforts the successful operation of the Group is dependent.  The Company has reserved 5,000,000 shares of common stock for the options and awards under the 2004 Plan.

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

The Company measures the compensation cost from share-based payment arrangements with employees with reference to the trading price of the Company’s common stock as quoted on the OTC Bulletin Board (“OTCBB”) on the date of grant.

A summary of the status of the Company’s unearned stock compensation as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below :-

USD

Unearned stock compensation as of January 1, 2006	1,905,933
Unearned stock compensation granted	887,400
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(179,543)

Unearned stock compensation as of September 30, 2006	2,613,790

The unearned stock compensation granted during the current period relates to 1,530,000 shares of common stock granted to five employees (note 8(ii)).  The weighted-average grant-date fair value per share is USD0.58.  The total unearned stock compensation as of September 30, 2006 is expected to be recognized over a weighted-average period of 9.75 years.

In addition, the compensation cost capitalized as an asset in relation to shares issued under the 2004 Plan in prior years and current period was USD1,211,378.  Included were the 60,000 shares of common stock entitled by the consultants as disclosed in note 8(i) and the weighted-average grant-date fair value per share is USD0.58.  The compensation cost capitalized was classified as prepaid expenses in the consolidated balance sheet and the amortization for the nine months ended September 30, 2006 was USD265,681.  The prepaid expenses is expected to be recognized over a weighted-average period of 4.25 years.

(ii)

The Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) on April 24, 2006.

The 2006 Plan became effective on April 18, 2006.  Its purpose is to promote the success and enhance the value of the Company by linking the personal interests of the participants to those of the Company’s shareholders, and by providing participants with an incentive for outstanding performance.  The 2006 Plan is further intended to attract and retain the services of the participants upon whose judgment, interest and special efforts the successful operation of the Company and its subsidiaries is dependent.

The number of shares available for grant under the 2006 Plan shall not exceed 8,000,000 shares and shares of stock and options may be granted to the eligible persons at the discretion of the Company’s Board of Directors or the Committee administering the plan.  Incentive stock options (“ISO”), nonqualified stock options (“NQSO”), or a combination thereof may be granted but ISOs can only be granted to the Company’s employees.  The Committee can also grant shares of restricted stock or performance shares (a performance share is equivalent in value to a share of stock) to eligible persons at any time and from time to time.

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

No option shall be exercisable later than the tenth anniversary date of its grant and each option shall expire at such time as the Committee determines at the time of grant.  The eligible person who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporations shall exercise his/her option before the fifth anniversary date of its grant.

Options shall vest at such items and under such terms and conditions as determined by the Committee; provided, however, unless a different vesting period is provided by the Committee at or before the grant of an option, the options will vest on the first anniversary of the grant.

Options granted under the 2006 Plan shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall in each instance approve, which need not be the same for each grant or for each participant.

No award may be made under the 2006 Plan after December 31, 2015.

The Company measures the compensation cost from share-based payment arrangements with employees with reference to the trading price of the Company’s common stock as quoted on the OTCBB on the date of grant.

A summary of the status of the Company’s unearned stock compensation as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below :-

USD

Unearned stock compensation as of January 1, 2006	-
Unearned stock compensation granted	3,491,600
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(98,214)

Unearned stock compensation as of September 30, 2006	3,393,386

The unearned stock compensation granted during the current period relates to 6,020,000 shares of common stock granted to five employees (note 8(ii)).  The weighted-average grant-date fair value per share is USD0.58.  The total unearned stock compensation as of September 30, 2006 is expected to be recognized over a weighted-average period of 15 years.

(iii)

The total compensation cost for share-based payment arrangements as detailed in notes 13(i) and 13(ii) was as follows :-

USD

Amortization of prepaid expenses	265,681
Stock compensation expenses	277,757

543,438

(iv)

Other than the transaction as detailed in notes 13(i) and 13(ii), no options or awards have been made, exercised or lapsed during the nine months ended September 30, 2006 under the 2004 Plan and the 2006 Plan.

14.

COMMITMENTS

At of September 30, 2006, the Group had agreed to pay USD136,356 to Harbin Institute of Technology for the research and development of polymer lithium-ion batteries for motor vehicles.

15.

WARRANTIES

The Group warrants that all batteries manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment.  The Group’s experience for costs and expenses in connection with such warranties has been minimal and during the nine months ended September 30, 2006, no amounts have been considered necessary to reserve for warranty costs.

16.

RELATED PARTY TRANSACTIONS

Apart from the information disclosed elsewhere in these financial statements, the Group had the following material transactions with its related parties during the nine months ended September 30, 2006 :-

(i)

The Group sold goods amounting to USD1,423,640 to a related company in which a director of ZQ Power-Tech (who was also a former director of the Company) has a controlling interest.  The transaction was entered into in the normal course of business and on normal commercial terms; and

(ii)

Included in accounts receivable as of September 30, 2006 was an amount of USD900,217 due from the above-mentioned related company arising from the trading transaction.

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

Results of Operations

 During the year ended December 31, 2003 the activities of our operating subsidiary, “ZQ Power-Tech,” were focused on development of its product line and the build-out of its manufacturing facility.  ZQ Power-Tech recorded its first significant revenues in the first half of 2004, ending June 30, 2004.  For that six month period, it recorded sales totaling $968,675.

The Company’s level of sales fell in the second half of 2004 to $222,834.  The reduction occurred primarily because the Company obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang.  Production was reduced to minimal or none, as management focused on doubling the Company’s production capacity and training the necessary personnel.  Between 2004 and the end of 2005, the number of employees at our facility increased from 300 to 1260, as we more than doubled our production capacity to its current level of $40 million per year.  We now have two buildings (“A” and “B”) in full production, and continue to outfit buildings “C” and “D.”

In the fall of 2005 we returned to full production, shipping $2,618,165 of product in the fourth quarter, to produce total revenues in 2005 of $4,222,960.  Our increased level of activity continued into the first nine months of 2006, during which we recorded $9,136,709 in revenue.  By comparison, our revenue during the first nine months of 2005 was only $1,604,795, as we were focused on building our facility at that time. Because we had a backlog of approximately $6 million at September 30, 2006, we expect to maintain the level of operations that we achieved in the first nine months of 2006.  We do not include in our current backlog the $21 million order placed by Aiyingsi in 2004, since the delivery times for that order have been delayed indefinitely.

ZQ Power-Tech realized a 34% gross margin on its sales in the nine months ended September 30, 2006, approximating the 34% ratio that we realized in the first nine months of 2005.  Our gross margin ratio in the future will depend considerably upon which of ZQ Power-Tech’s products are dominating sales.  However we do expect our operations in 2007 and beyond to be more efficient than they have been in the past, as we are implementing advanced production management systems.  We are also gaining experience with our new production lines, which are enabling us to improve the efficiency of the lines and to discover lower-cost sources of raw materials for our products.

Our general and administrative expense fell from $1,541,433 in the first nine months of 2005 to $958,484 (10% of revenue) in the first nine months of 2006.   The reduction reflected, in part, our efforts to increase efficiencies in our operations.  The greatest part of the reduction, however, was attributable to the fact that general and administrative expense in the first nine months of 2005 included a non-cash expense of $1,070,506 that was primarily attributable to amortization of prepaid consulting fees that were paid by issuing common stock to the consultants.  The Company’s expense during the nine months ended September 30, 2006 for amortization of consulting fees that were prepaid in stock was only $265,681.  At September 30, 2006 there remained on the Company’s balance sheet $833,359 in prepaid expenses that are attributable to prepaid consulting fees to the Company’s consultants.  The remaining prepaid expenses will be amortized over the next few years.

The Company’s revenue less expenses produced an income of $1,921,726, compared to a loss before minority interest of $1,113,346 in the first nine months of 2005.  In 2005, however, Advanced Battery owned only 70% of ZQ Power-Tech.  For that reason, our net loss for the nine months ended September 30, 2005 was reduced by $12,852, representing the 30% of the net loss of ZQ Power-Tech that we did not own.  In January 2006 our Chairman, Fu Zhiguo, transferred the remaining 30% of ZQ Power-Tech into the Company’s control.  In 2006 and hereafter, therefore, we will be able to include 100% of the net income of ZQ Power-Tech in the net income for Advanced Battery Technologies.

Liquidity and Capital Resources

Until December 2004, the development and initial operations of ZQ Power-Tech were financed primarily by contributions to capital made by Fu Zhiguo, the Company’s Chairman.  On December 1, 2004, ZQ Power-Tech entered into a Loan Agreement with China Financial Bank, and received a loan of 20 million RMB (approximately $2.4 million).  The Loan Agreement requires that the principal be paid in a balloon in November 2006, although the Company expects the maturity date to be extended by one year.  Interest at 8.064% per annum is payable monthly.  $1.9 million of the obligation is secured by a pledge of ZQ Power-Tech’s manufacturing facilities; the remainder of the debt is secured by a pledge of our realty assets.

At September 30, 2006 the Company had a working capital deficit of $23,051, an improvement of $2,899,720 since December 31, 2005.  The primary reason for the improvement in our working capital position was our profitability.  During the past nine months we used our net income to reduce our accounts payable by 74%.  In addition, we determined that we were entitled to a tax refund of $472,121 from the government of China, which we have recorded as a current receivable.

Although our net income for the first nine months of 2006 was $1,921,726, our operations provided only $286,293 in cash for the period, compared to a reduction in cash of $268,575 in the first nine months of 2005.  The primary reason for this disparity was the fact that our accounts receivable increased during the recent nine month period by slightly more than the amount of our net income.  As we seek new market share, we are tolerating extended payments from a number of our customers, particularly our primary distributor, who is allowed 120 days to pay its receivables.  For this reason, the growth in our net income will not produce a proportionate increase in cash until we are able to secure better payment terms from our customers.

Despite its negative working capital, ZQ Power-Tech has sufficient liquidity to fund its near-term operations.  The principal capital resource available is $12,063,754 in property, plant and equipment, construction in process, and real property rights, which ZQ Power-Tech owns subject only to the China Financial Bank lien for $3.4 million.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed.  Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed.

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

                                  ADVANCED BATTERY TECHNOLOGIES, INC.

Date:  November 15, 2006

By: /s/ Zhiguo Fu

Name:  Zhiguo Fu

Title: Chief Executive Officer

Date:  November 15, 2006

By: /s/ Guohua Wan

Name:  Guohua Wan

Title: Chief Financial Officer