Form 10KSB
period 2006-12-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2007-04-16
CIK 745651

  UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

                Or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-13337

ADVANCED BATTERY TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)
Delaware	22-2497491
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 West 39th Street, Suite 2A, New York, NY	10018
(Address of principal executive offices)	(Zip Code)
(212) 391-2752
(Registrant’s telephone number including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  □

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

State the issuer’s revenues for its most recent fiscal year: $ 16,329,340.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of April 11, 2007 was $ 70,612,866.

As of April 11, 2007 the number of shares outstanding of the Registrant’s common stock was 49,627,710 shares, $.001 par value.

Transitional Small Business Disclosure Format:

Yes [   ]   No   [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Advanced Battery Technologies.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.  Business

Advanced Battery Technologies, Inc. is a holding company with one subsidiary:   Cashtech Investment Limited, a British Virgin Islands corporation.  Cashtech Investment Limited is also a holding company with only one subsidiary:  Heilongjiang ZhongQiang Power-Tech Co., Ltd., a China limited liability company (“ZQ Power-Tech”).  Prior to January 2006, Cashtech Investment Limited owned 70% of the capital stock of ZQ Power-Tech.  In January 2006 our Chairman, Fu Zhiguo, transferred the remaining capital stock of ZQ Power Tech to Cashtech Investment Limited, so that it now owns 100% of ZQ Power-Tech.

ZQ Power-Tech

ZQ Power-Tech is a limited liability company that was organized under the laws of the People’s Republic of China in August 2002.  ZQ Power-Tech’s offices and manufacturing facility are located in northern China, in the Province of Heilongjiang, in the Economy & High-Tech Development Zone of Shuangcheng, which is a suburb of Harbin.  The location is approximately 1,000 km northeast of Beijing.

The Harbin Institute of Technology is one of the leading technological institutions in Asia.  Two of its engineering professors now serve on ZQ Power-Tech’s Scientific Advisory Board, along with a professor of engineering at the China Engineering Academy.  This close association with the Harbin Institute of Technology provides ZQ Power-Tech with a rich source of technological talent, such that ZQ Power-Tech’s research staff is filled by experienced engineers, many with masters and Ph.D degrees.

ZQ Power-Tech designs, manufactures and markets rechargeable polymer lithium-ion (“PLI”) batteries.  PLI batteries produce a relatively high average of 3.8 volts per cell, which makes them attractive in terms of both weight and volume.  Additionally, they can be manufactured in very thin configurations and with large footprints.  PLI cells can be configured in almost any prismatic shape, and can be made thinner than 0.0195 inches (0.5 mm) to fill virtually any shape efficiently.  This combination of power and versatility makes rechargeable PLI batteries particularly attractive for use in consumer products such as portable computers, personal digital assistants (PDA’s) and cellular telephones.

ZQ Power-Tech’s batteries combine high-energy chemistry with state-of-the-art polymer technology.  Every battery component is solid, which means that there are no liquids that need to be contained by bulky, heavy cell housings.  The result is a safe, thin, lightweight rechargeable battery with a wide operating temperature range.  Similar to lithium-ion prismatic rechargeable cells, the ZQ Power-Tech polymer cells do not exhibit a memory problem.  This means that they can be recharged at any state of charge, without first having to be completely discharged.

At the present time, ZQ Power-Tech produces only one finished product.  This is a cordless miner’s lamp equipped with a rechargeable PLI battery.  ZQ Power-Tech has sold its miner’s lamps to an agency of the Chinese government for several years, but recently expanded its market to private industry.  In 2006 ZQ Power-Tech received an order from a Hong Kong-based mining company for 450,000 battery cells for mine lamps, to be delivered over a three year period.  As a result of the expanded marketing, ZQ Power-Tech is now installing a production line dedicated to mine lamps, which will have a production capacity of 100,000 lamps per year.

All of ZQ Power-Tech’s other sales and pending contracts are for battery cells, which are sold on an OEM basis as a component of a finished product.  Among ZQ Power-Tech’s current customers are companies that use our batteries in cell phones, companies that use them in laptop computers, and a company that uses our batteries in its digital cameras.

Vehicle Batteries

Three years ago ZQ Power-Tech produced an automobile battery under a contract from the government of Harbin.  This rechargeable PLI battery weighs approximately 500 pounds, and is designed for commuter vehicles.  It permits a top speed of 120 mph, and a traveling distance of 240 miles per charge.  The battery discharges 5% of its energy per hour, when not in use, so daily recharging is necessary.  The battery can be recharged in 3 to 4 hours.

During the summer of 2005, ZQ Power-Tech signed a cooperation agreement with the Beijing Institute of Technology to participate in the development of an all-electric bus using ZQ Power-Tech rechargeable batteries.  The immediate target for the bus was the competition to supply buses to the Chinese government for the 2008 Olympics.  To enhance its entry into that competition, ZQ Power-Tech entered into a development and supply relationship with Altair Nanotechnologies, Inc. of Reno, Nevada.  During 2005 Altair supplied ZQ Power-Tech with nano-structured lithium spinel electrode materials that ZQ Power-Tech has successfully tested in its vehicle batteries.  The inclusion of these nanomaterials in ZQ Power-Tech’s batteries has significantly increased the power delivery and reduced the time required for recharge.  ZQ Power-Tech is currently conducting research and development activities aimed at exploiting the technological advantages that the Altair nanomaterials can provide throughout ZQ Power-Tech’s catalog of batteries.

The development of ZQ Power-Tech’s vehicle battery technologies has opened the door for a variety of relationships, with the result that ZQ Power-tech is gradually developing a significant presence in the growing market for vehicle batteries.  Among the arrangements that ZQ Power-Tech has initiated are:

➢

In the summer of 2004 ZQ Power-Tech received a $21 million order to supply 3.7 volt PLI battery sets for electric cars manufactured by Aiyingsi Company of Taiwan.  Aiyingsi and ZQ Power-Tech cooperated on development for two years, until in January 2006 Aiyingsi completed initial testing of ZQ Power-Tech batteries in thirty electric bicycles and motorcycles, and announced that it was satisfied with the results.  Initial shipments under the order were made during 2006.

➢

In July 2006 ZQ Power-Tech received its first commercial order for bus batteries, as a Chinese bus manufacturer ordered five PLI battery packages.

➢

In October 2006 ZQ Power-Tech entered into a memorandum of understanding with Left Coast Conversions, which will use our PLI batteries in its gas-to-electric car conversions.

➢

In March 2007 ZQ Power-Tech signed a sales contract with Beijing Guoqiang Global Technology Development Co. Ltd. to supply a total of 3,000 PLI battery sets for use in electric garbage trucks being designed for the 2008 Olympics.  Shipments are scheduled from May 2007 to February 2008.  The full contract is valued at $10,000,000.

During 2006 ZQ Power-Tech expanded its relationship with Aiyingsi Company to include development of the world’s first “nanopowered” electric scooter.   Late in the summer, the Zhong Qiang Institute of Research tested the scooter prototype and found that it could cover 28 miles at up to 18.75 mph with a single 15-minute charge.  The potential market for this “alternative” vehicle is broad, including delivery services, surveillance and commuter uses.  The environment-friendliness of this technology and other similar technologies used by ZQ Power-Tech were the reason stated by The Organizing Committee of China Innovative Entrepreneur Awards Organization for naming our Chairman, Fu Zhiguo, “China’s Outstanding Entrepreneur” in December 2006.

Backlog

ZQ Power Tech’s backlog of sales orders totaled approximately $18,180,000 on April 11, 2007.  On April 11, 2006 our backlog of orders totaled approximately $6,360,000.

Marketing

ZQ Power-Tech focused its initial marketing activities in southeast Asia, primarily China, Taiwan and Japan.  In 2006, 99 % of the products we sold were delivered to offshore manufacturers, either by us or by our primary distributor, but the majority of the shipments were to Taiwan and

Japan.  As it expands its manufacturing capacity, ZQ Power-Tech intends to expand its marketing efforts worldwide.  We are currently negotiating marketing relationships with a number of companies in Asia, Europe and the United States.  Our plan is to significantly expand our market presence now that our facilities have reached an operating level sufficient to service a much higher level of sales.

To date ZQ Power-Tech has conducted most of its marketing direct to its customers.  ZQ Power-Tech does have one sales agent, Easywood Holdings Limited of Hong Kong.  Easywood was responsible for approximately 16% of ZQ Power-Tech’s sales in 2006 and 62% of its sales in 2005.

Environmental Regulation

ZQ Power-Tech’s operations produce no significant quantity of effluent or air-borne pollution.  Therefore ZQ Power-Tech does not incur any significant cost as a result of the environmental regulations of the Chinese government.

Intellectual Property

ZQ Power-Tech owns seven Chinese patents, which are patents on:

-

A cellular phone battery pole plate.

-

A polymer lithium-ion battery and its production method.

-

A large capacity polymer lithium-ion battery and its production method.

-

An ultra-thin polymer lithium-ion battery for a miner’s lamp and its production method.

-

A walkie-talkie lithium-ion battery and its production method.

-

A mobile phone battery and its production method.

-

a nano material lithium ion battery and its production process.

We also hold one US patent (Patent No. 6,994,737 B2), which covers a high capacity polymeric lithium-ion cell and its production method.

During 2003 ZQ Power Tech spent $493,114 on research and development as it completed the formulae for its polymer lithium-ion batteries.  During 2004 and 2005 our research and development expenditures fell to $65,415 and $143,145, respectively, as we reoriented our focus toward implementing the assembly lines needed to introduce our products to the market on a mass scale.  Our research and development expenditures increased to $185,167 in 2006.  With the build-out of our facility completed, our cash and management personnel can again be focused on research, specifically, the development of a second-generation product line and the utilization of nanomaterials in our batteries.

The technology utilized in producing polymer lithium-ion batteries is widely available throughout the world, and is utilized by many competitors, both great and small.  ZQ Power-Tech’s patents give it some competitive advantage with respect to certain products.  However, the key to competitive success will be ZQ Power Tech’s ability to deliver high quality products in a cost-

efficient manner.  This, in turn, will depend on the quality and efficiency of the assembly lines that we have been developing at our plant in Harbin.

Employees

Advanced Battery Technologies has 4 employees, all of whom are involved in administration in our New York office.  ZQ Power-Tech has 1260 employees. 32 are involved in administration, 40 are involved in marketing, and 40 are involved in research and development and related technology services.  The remainder is employed in production capacities.  None of our employees belongs to a collective bargaining unit.

Item 2.  Properties

The People’s Republic of China has given ZQ Power-Tech a lease to use the 72,000 square meter campus in Harbin, China where ZQ Power-Tech’s offices and manufacturing facility are located.  The campus is 24 km from the nearest airport.  The nearest port is Da Lian.  The lease expires in September 2043.  ZQ Power-Tech is not required to pay any rental for the property as long as it continues to utilize the property for manufacturing.

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

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “ABAT.OB.”  Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Bid
Quarter Ending	High	Low
March 31, 2005	$ .95	$ .30
June 30, 2005	$ 2.80	$ .55
September 30, 2005	$ 1.59	$ .68
December 31, 2005	$ .72	$ .41

March 31, 2006	$ .90	$ .41
June 30, 2006	$ 1.14	$ .55
September 30, 2006	$ .90	$ .62
December 31, 2006	$ .75	$ .56

(b) Shareholders

Our shareholders list contains the names of 409 registered stockholders of record of the Company’s Common Stock.

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

(d)  Sale of Unregistered Securities

Advanced Battery did not effect any unregistered sales of equity securities during the 4th quarter of 2006

 (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006

Item 6

Management’s Discussion and Analysis

Results of Operations

 Near the end of 2004, ZQ Power-Tech obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang.  Production was reduced to minimal or none, as management focused on doubling the Company’s production capacity and training the necessary personnel.  Between 2004 and the end of 2005, the number of employees at our facility increased from 300 to 1260, as we more than doubled our production capacity to its current level of $40 million per year.  We now have two buildings (“A” and “B”) in full production, and continue to outfit buildings “C” and “D.”

In the fall of 2005 we returned to full production, shipping $2,618,165 of product in that quarter, to produce total revenues in 2005 of $4,222,960.  Our growth continued through 2006, as we recorded $16,329,340 in revenue for the year.  Since we currently have a backlog of approximately $18,180,000 million from approximately 48 customers, we expect to at least maintain the level of operations that we achieved during 2006.

ZQ Power-Tech realized a 55% gross margin on its sales in 2006, as contrasted with a 33% gross margin on sales in 2005.  The increase in gross margin was primarily a result of our implementation of advanced production management systems.  We also gained experience with our new production lines, which enabled us to improve the efficiency of the lines and to discover lower-cost sources of raw materials for our products.   Our gross margin ratio in the future will depend considerably upon which of ZQ Power-Tech’s products are dominating sales.  However we do expect our operations in 2007 and beyond to approximate the efficiency level we realized in 2006.

Despite the nearly fourfold increase in revenue, our selling, general and administrative expense increased by only 28% from 2005 ($1,254,454 – 30% of revenue) to 2006 ($1,604,878 – 10% of revenue).   The reduction in our G&A to revenues ratio reflected, in part, our efforts to increase efficiencies in our operations.

Included in our general and administrative expense in 2006 was $782,278 attributable to amortization of the market value of stock that we granted to employees or consultants, primarily during 2004.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  At December 31, 2006 there remained $6,687,991 in unamortized stock compensation on the Company’s books.  This sum will be amortized over the expected duration of the employment or service of the recipients of the shares.

The Company’s revenue less expenses produced a pre-tax income of $5,083,186 in 2006, compared to an income before minority interest of $6,946 in 2005.  However, because Advanced Battery owned only 70% of ZQ Power-Tech in 2005, we reduced our income by $164,583, representing the 30% of the net income of ZQ Power-Tech that we did not own.  Our net loss for 2005, therefore, was $157,637.  In January 2006 our Chairman, Fu Zhiguo, transferred the remaining 30% of ZQ Power-Tech into the Company’s control.  In 2006, therefore, we were able to include 100% of the net income of ZQ Power-Tech in the net income for Advanced Battery Technologies.

As a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech is entitled to exemption for income taxes during 2006 and 2007, followed by a 50% abatement from 2008 to 2010.  Our net income for 2006 was increased, moreover, when the Government of China refunded to us $907,362 that we had paid in excess of our tax liability for prior years.  With that addition, our net income for 2006 came to $5,990,548, or $.13 per share.

Liquidity and Capital Resources

Until December 2004, the development and initial operations of ZQ Power-Tech were financed primarily by contributions to capital made by Zhiguo Fu, the Company’s Chairman.  On December 1, 2004, ZQ Power-Tech entered into a Loan Agreement with China Financial Bank, and received a loan of 20 million RMB (approximately $2.4 million).  The Loan Agreement, as amended, required that the principal be paid in a balloon in November 2007.  During 2006, however, we repaid the loan.  Our debt is now limited to a $384,413 note payable.

At December 31, 2006 ZQ Power-Tech had a working capital balance of $6,987,483, an improvement of $9,910,254 from the working capital balance at December 31, 2005.  The primary reason for the improvement in working capital was the net income realized from 2006 operations.

Our operations provided $4,448,940 in cash during 2006, as contrasted with a net use of $798,254 in cash during 2005.  The cash provided by operations was less than the net income for 2006 primarily due to a $2.9MM increase in accounts receivable and the fact that we used $1.1MM to reduce our accounts payable.

ZQ Power-Tech has sufficient liquidity to fund its near-term operations and to fund expansion of its operations – such as the current development of a dedicated assembly line for miner’s lamps.  Our principal capital resource available is $12,888,816 in property, plant and equipment, which ZQ Power-Tech owns free of liens.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed

Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2006, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  The first was our determination, detailed in Note 11 to the Financial Statements, that we had no need of a reserve for warranty costs.  The primary reason for the determination was the fact that we have received no warranty claims to date.  The second was our determination, detailed in Note 10 to the Financial Statements, to amortize the stock compensation that we gave to our employees in 2005 and 2006 over an average of 18.5 years.  The determination was based on the senior status of the employees, and our expectation that they will remain employed by ZQ Power-Tech for at least that period.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2006.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There was one recent accounting pronouncement that may have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company’s results of operations if the Company issues a material amount of capital stock for services, as it did during the past three years.

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

We have only one product line, rechargeable polymer lithium-ion batteries.  We first marketed our batteries in the Spring of 2004, and only began to report substantial revenue at the end of 2005.  There are many companies, large and small, involved in the market for rechargeable batteries.  It will be difficult for us to establish a reputation in the market so that manufacturers chose to use our batteries rather than those of our competitors.  Unless we are able to expand our sales volume significantly, we will not be able to operate efficiently and our business will fail.

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

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

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

We conduct substantially all of our operations in China through our wholly-owned subsidiary. All but one of our directors reside in China and substantially all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the United States and of China may render you unable to enforce a judgment against our assets or the assets of our directors.

Item 7.   Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9.

   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zhiguo Fu	57	Chairman, Chief Executive Officer	2004
Guohua Wan	54	Director, Chief Financial Officer	2004
Guopeng Gao	34	Director	2005
Hongjun Si	31	Director	2005
Liqui Bai	37	Director	2005
John McFadden	63	Director	2007
Yulin Hao	62	Director	2007

Ning Li	53	Director	2007
Shaoqiu Xia	60	Director	2007
Shiyan Yang	44	Director	2007

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Zhiguo Fu.  Mr. Fu organized ZQ Power-Tech in 2002, and has served as its Chairman since then.  In 1993 Mr. Fu founded Heilongjiang Guangsha Group, and he served as its Chairman until 2000.  During that period Heilongjiang Guangsha Group had over 3,000 employees and was engaged in several hundred construction projects.  Heilongjiang Guangsha Group was sold in 2000, at which time it had annual revenue in excess of $25 million.  Previously Mr. Fu had twenty years’ experience in construction management.

Wan Guohua.  Since 2003 Ms. Wan has been the General Manager of ZQ Power-Tech.  From 1999 until 2003 Ms. Wan was Vice President and Chief Financial Officer of Harbin Ridaxing Science and Technology Co., Ltd.

Gao Guopeng.  Since 2002 Mr. Gao has served as Vice President and General Manager of ZQ Power-Tech.  From 2000 until 2002, Mr. Gao was Technical Manager for Heilongjiang Shuangtai Electric Co. Ltd.

Hongjun Si.  Since 2002 Mr. Si has served as Chief Technology Officer of ZQ Power-tech.  Prior to joining ZQ Power-Tech, Mr. Si was employed as an engineer in the Battery Division of Weiyou Chemical Company, Inc.

Liqui Bai.  Since 2003 Ms. Bai has been the Vice General Manager for ZQ Power-Tech.  During the three years that preceded her employment by ZQ Power-Tech, Ms. Bai was employed as Manager of the Administrative Department of Heilongjiang Weiyou Chemicals Corp., Ltd.

John J. McFadden.  Since 1998 Mr. McFadden has been self-employed as a consultant, providing consultation to his clients regarding both investment banking and energy matters.  From 1996 until 1998 Mr. McFadden was employed as the Senior Managing Director of Cambridge Holding and Cambridge Partners, LLC, a private investment company.  From 1968 until 1996 Mr. McFadden was employed by The First Boston Corporation with a variety of responsibilities in corporate finance and public finance, including service as Vice President and Treasurer.  In 1967 Mr. McFadden was awarded a B.A. degree by St. Bonaventure University.

Yulin Hao.  Since 2002 Mr. Hao has been employed as Vice General Manager by the Heilongjiang Jinli Accounting Firm, a firm of accountants in China’s Heilongjiang province.  Form 1998 to 2002 Mr. Hao was employed by the East Asian Energy Transportation Company as General Manager, with responsibilities for capital management.  From 1994 until 1997 Mr. Hao was employed as Vice President by the Guotai Securities Corporation.  In 1964 Mr. Hao was

awarded a Certificate in finance by the Heilongjiang Finance College.

Ning Li.  Since 1990 Doctor Li has been employed as a Professor by the Harbin Industrial University, where she engages in teaching and research.  In 1990 she was awarded a Doctoral Degree in Science by the Harbin Industrial University.

Shaoqiu Xia.  Since 1993 Mr. Xia has been employed as Deputy Secretary in the Government of the City of Harbin, China.  During the eight years immediately preceding his entry into government service, Mr. Xia was employed as President of Harbin Electrical and Mechanical Production Company.  Mr. Xia was awarded a Bachelors Degree in Science in 1967 by the Shenyang Industrial University.

Shiyan Yang.  Since 1998 Doctor Yang has been employed as a Professor by the Harbin Industrial University, where he engages in teaching and research.  In 1998 he was awarded a Doctoral Degree in Science by the Harbin Industrial University.

Audit Committee; Compensation Committee

The Board of Directors has not yet appointed an Audit Committee or a Compensation Committee.  In the past month, the Board of Directors has added five new independent directors. At its next meeting, the Board will adopt charters for both the Audit Committee and the Compensation Committee, which will be constituted by the five new directors.

The Board of Directors has determined that John J. McFadden, who will serve as Chairman of the Audit Committee, is an audit committee financial expert by reason of his experience in corporate finance and investment banking.  Mr. McFadden is an independent director, within the definition of that term applicable to issuers listed on the NASDAQ Stock Market.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers.  The Board of Directors has not adopted a written code of ethics because there are so few executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006, except that Zhiguo Fu was late in filing a Form 4 covering two transactions.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Advanced Battery Technologies and its subsidiaries to Zhiguo Fu, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2006, 2005 and 2004.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhiguo Fu	2006	$77,500	--	--	--	--
	2005	$77,500	--	--	--	--
	2004	$70,000	--	--	--	--

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2006 and those options held by him on December 31, 2006.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Zhiguo Fu	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2006 and held by them unvested at December 31, 2006.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhiguo Fu	0	--

Remuneration of Directors

None of the members of the Board of Directors received remuneration for service on the

Board during 2006.  The Board of Directors has agreed that it will issue to each of the five new directors (other than John McFadden), upon commencement of his or her service and on each anniversary of his or her commencement date, common shares with a market value equal to 10,000 Renminbi (approximately $1,282).  The Board has agreed that it will issue to Mr. McFadden, upon commencement of his service and on each anniversary of his commencement date, common shares with a market value of $30,000.  Advanced Battery Technologies will also pay Mr. McFadden a fee of $1,000 for each meeting of the Board or of any committee of the Board that he attends.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock;

•

Fu Zhiguo, our Chief Executive Officer

•

each of our directors; and

•

all directors and executive officers as a group.

There are 49,627,710 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Zhiguo Fu	8,090,730(1)	15.8%
Guohua Wan	--	--
Guopeng Gao	--	--
Hongjun Si	--	--
Liqui Bai	--	--
John McFadden	(2)	(2)
Yulin Hao	(3)	(3)
Ning Li	(3)	(3)
Shaoqiu Xia	(3)	(3)
Shiyan Yang	(3)	(3)

All officers and directors (10 persons)	7,850,730	15.8%

(1)

    Includes 240,000 shares owned by Mr. Fu’s spouse.

(2)

    The Company has committed to issue to Mr. McFadden shares whose market value was equal to $30,000 on the date on which his service on the Board initiated.

(3)

    The Company has committed to issue to each of Yulin Hao, Ning Li, Shaoqui Xia and Shiyan Yang shares whose market value was equal to 10,000 Renminbi on the date on which their service on the Board initiated.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	0		1,480,000
Total..............	0		1,480,000

(1)  The Board of Directors adopted the 2006 Equity Incentive Plan in 2006.  The Plan authorizes the Board to issue up to 8,000,000 common shares during the ten year period of the Plan.  The shares may be awarded to employees or directors of Advanced Battery Technologies or its subsidiaries as well as to consultants to those entities.  The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares.  1,480,000 shares remain available for issuance under the plan.

Item 12.  Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

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

On January 6, 2006 Zhiguo Fu, the Chairman of Advanced Battery, transferred to Cashtech Investment Limited shares of ZQ Power-Tech representing 30% of the outstanding shares of ZQ Power-Tech.  As a result of the transfer, Cashtech Investment Limited now owns 100% of the capital stock of ZQ Power-Tech.  Advanced Battery owns 100% of Cashtech Investment Limited.  In consideration of Mr. Fu’s transfer of the interest in ZQ Power-Tech, Advanced Battery issued 11,780,594 shares of common stock.  Mr. Fu assigned his right to the shares to the 54 individuals for whom he had held the interest in ZQ Power-Tech as nominee.

On January 10, 2006 Fu Zhiguo, the Chairman of Advanced Battery, transferred a patent to ZQ Power-Tech.  The patent was appraised on May 25, 2005 at a value of $2,216,987.  The patent provides ZQ Power-Tech with a core technology that distinguishes its batteries from those of its competitors.   In consideration of Mr. Fu’s transfer of the patent to ZQ Power-Tech, Advanced Battery issued 4,400,000 shares of common stock to Mr. Fu.

We believe the above transactions were as favorable to us as we could have obtained from unrelated third parties.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  John McFadden, Yulin Hao, Ning Li, Shaoqiu Xia and Shiyan Yang.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm – 2006

Report of Independent Registered Public Accounting Firm - 2005

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Income (Loss) – Years ended December 31, 2006 and 2005

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a

Amended and Restated Certificate of Incorporation – filed as an exhibit to the Current Report on Form 8-K dated July 12, 2004 and incorporated herein by reference.

3-b

By-laws – filed as an exhibit to the Company's 1986 Proxy Statement dated November 7, 1986 and incorporated herein by reference.

10-a

2006 Equity Incentive Plan – filed as an exhibit to the Registration Statement on Form S-8 (333-133492) and incorporated herein by reference.

Subsidiaries –  Cashtech Investment Limited

     Heilongjiang ZhongQiang Power-Tech Co., Ltd.

Rule 13a-14(a) Certifications

Rule 13a-14(b) Certifications

Item 14.  Principal Accountant Fees and Services

Advanced Battery Technologies retained Bagell, Josephs, Levine & Company, LLC as its principal accountant on December 29, 2006.  Prior to that date, Bagell, Josephs, Levine & Company, LLC had not performed any services for Advanced Battery Technologies or its subsidiaries.

Audit Fees

Bagell, Josephs, Levine & Company, LLC  billed $40,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2006.

All Other Fees

Bagell, Josephs, Levine & Company, LLC has not billed the Company for any other services.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Bagell, Josephs, Levine & Company, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Battery Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Advanced Battery Technologies, Inc. and its subsidiaries as of December 31, 2006 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Battery Technologies, Inc. and its subsidiaries as of December 31, 2006 and the results of its operations, changes in stockholders’ equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC

Gibbsboro, New Jersey

April 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Battery Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Battery Technologies, Inc. and its subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years ended December 31, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

PKF

Certified Public Accountants

Hong Kong

March 17, 2006

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$ 12,630
Accounts receivable	4,946,971
Inventory	439,246
Other receivables	660,828
Advance to suppliers	1,024,303
Loan to related parties	884,929
Total Current Assets	7,968,906

Property, plant and equipment, net of accumulated depreciation of $1,283,926	12,888,816

Other assets:
Intangible assets, net	1,540,208
Goodwill	124,051
Total other assets	1,664,259

Total Assets	$ 22,521,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	618,063
Customer deposits	48,852
Accrued expenses and other payables	314,508
Total Current Liabilities	981,423

Long-term liabilities:
Note payable	384,413

Total Liabilities	1,365,836

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 60,000,000 shares authorized;
49,627,710 shares issued and outstanding	49,628
Additional paid-in-capital	24,898,329
Unearned compensation	(6,687,991)
Prepaid consulting expenses	(1,119,724)
Accumulated other comprehensive income	974,584
Retained earnings	3,041,320
Total Stockholders' Equity	21,156,146

Total Liabilities and Stockholders' Equity	$ 22,521,982

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED DECEMBER 31,

	2006	2005

Revenues	$ 16,329,340	$ 4,222,960
Cost of Goods Sold	7,344,642	2,832,569

Gross Profit	8,984,698	1,390,391

Selling, general and administrative expenses	1,604,878	1,254,454

Income from operations	7,379,820	135,937

Other Income and (Expenses)
Subsidy income	-	68,264
Interest income	45	-
Interest expense	(237,193)	(198,787)
Other income(expense)	(9,282)	1,532
Impairment loss of goodwill	(2,050,204)	-
Total other income and (expenses)	(2,296,634)	(128,991)

Income before income taxes (benefit) and minority interests	5,083,186	6,946

Provision for income taxes (benefit)	(907,362)	-

Minority interests	-	164,583

Net Income	$ 5,990,548	$ (157,637)

Basic & Diluted Income (Loss) Per Share	$ 0.13	$ (0.01)

Weighted Average Number of Common Shares Outstanding	46,569,371	23,308,983

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

				Accumulated
				Other		Prepaid	Retained
	Common Stock		Additional	Comprehensive	Unearned	Consulting	Earnings	Comprehensive
	Shares	Par Value	Paid in Capital	Income	Compensation	Services	(Deficit)	Income (loss)	Total

Balance, January 1, 2005	12,940,169	$ 12,940	$ 8,381,036	$ 12,403		(1,792,634)	$(2,791,591)	$ -	$3,822,154

Stock issued for cancellation of debt	1,276,947	11,277	3,371,807						3,383,084

Stock issued for consulting services	20,000	20	10,380						10,400

Stock issued under employee equity incentive plan	1,100,000	1,100	2,022,900		(2,024,000)				-

Comprehensive income (loss)
Net loss for the year							(157,637)	(157,637)	(157,637)

Other comprehensive income, net of tax
Foreign currency translation adjustments				117,930				117,930	117,930
Comprehensive income (loss)								(39,707)

Amortization of prepaid consulting expenses						350,375			350,375

Amortization of stock-based compensation					118,067				118,067

Balance December 31, 2005	25,337,116	25,337	13,786,123	130,333	(1,905,933)	(1,442,259)	(2,949,228)		7,644,373

Stock issued for acquisition of minority interests	11,780,594	11,781	5,878,516						5,890,297

Stock issued for acquisition of a patent	4,400,000	4,400	-						4,400

Stock issued for prepaid consulting services	60,000	60	34,740			(34,800)			-

Stock issued under employee equity incentive plan	8,050,000	8,050	5,198,950		(5,207,000)				-

Comprehensive income (loss)
Net income for the year							5,990,548	5,990,548	5,990,548

Other comprehensive income, net of tax
Foreign currency translation adjustments				844,251				844,251	844,251
Comprehensive income (loss)								6,834,799

Amortization of prepaid consulting expenses						357,335			357,335

Amortization of stock-based compensation					424,942				424,942

Balance December 31, 2006	49,627,710	$ 49,628	$ 24,898,329	$ 974,584	$(6,687,991)	$(1,119,724)	$ 3,041,320		$21,156,146

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$ 5,990,548	$ (157,637)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	516,316	536,245
Amortization of prepaid consulting expenses	357,335	360,775
Amortization of stock compensation	424,942	118,067
Impairment loss of goodwill	2,050,204
Minority interest	-	164,583

Changes in operating assets and liabilities:
Accounts receivable	(2,989,042)	(1,925,071)
Inventory	(44,447)	(138,438)
Other receivable & prepayments	(759,465)	(591,291)
Accounts payable, accrued expenses and other payables	(1,076,436)	1,481,107
Unearned revenue	(73,573)	(703,436)
Welfare payable	52,556	56,842
Net cash provided by (used in) opearating activities	4,448,940	(798,254)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(104,536)	(2,297,050)
(Additions) reduction to construction in process	-	(234,328)
Net cash (used in) investing activities	(104,536)	(2,531,378)

Cash Flows From Financing Activities
Repayment of bank loans	(3,743,743)	853,300
Proceeds from notes payable	-	55,417
Repayment of notes payable	-	(20,113)
Loan (to) from related parties	(884,929)	1,691,542
	(4,628,672)	2,580,146

Effect of exchange rate changes on cash and cash equivalents	279,191	9,179

Increase (decrease) in cash and cash equivalents	(5,078)	(740,307)

Cash and Cash Equivalents - Beginning of year	17,708	758,015

Cash and Cash Equivalents - End of year	$ 12,630	$ 17,708

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$ 237,193	$ 198,787
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in progress to fixed assets	$ 3,936,970	$ -
Common stock issued for cancellation of debt	$ -	$ 3,383,084
Common stock issued for acquisition of minority interest	$ 5,890,297	$ -
Common stock issued for incentive stock options	$ 5,207,000	$ 2,024,000
Common stock issued for prepaid consulting services	$ 34,800	$ 10,400
Common stock issued for acquisition of the patent	$ 4,400	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

1. ORGANIZATION AND DESCRIPTION OF THE COMPANY

Advanced Battery Technologies, Inc. ("ABAT" or the "Company") was incorporated in the State of Delaware on January 16, 1984.

On May 6, 2004, the Company completed a share exchange (the "Exchange") with the shareholders of Cashtech Investment Limited (“Cashtech”), a British Virgin Islands Corporation, who, at the time, owned 70% interest of Heilongjiang Zhong Qiang Power-Tech Co., Ltd. (“ZQPT”), a limited liability company established in the People’s Republic of China (the “PRC”). As result of this share exchange transaction, there was  change of control in the Company as the shareholders of Cashtech became the majority shareholders of the Company.

The transaction had been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, Cashtech was treated as the continuing entity for accounting purposes.

On January 6, 2006,  the minority shareholders of ZQPT transferred the remaining 30% of their interests in ZQPT to Cashtech in exchange for 11,780,594 shares of the Company’s Common Stock. As result of this transfer, Cashtech now owns 100% of the capital stock of ZQPT.

The Company is engaged in design, manufacture and  sales of rechargeable polymer lithium-ion batteries through its wholly owned subsidiaries, Cashtech and ZQPT. The Company’s main operations are located in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income (loss).

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of consolidation

The consolidated financial statements for the years ended December 31, 2006 and 2005 include the accounts of the Company and its wholly-owned subsidiaries, Cashtech and ZQPT. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the allowance. No allowance for accounts receivable is considered necessary for both years ended December 31, 2006 and 2005.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Buildings and improvements

39 years

Machinery, equipment and motor vehicles

         5-10 years

Construction in progress

Construction in progress represents buildings and machinery under construction, which is stated at cost and is not depreciated. Cost comprises the direct costs of construction. Construction in progress is reclassified to the appropriate category of property, plant and equipment when completed and ready for use.

Prepaid consulting services

Prepaid consulting services represent the aggregate fair value of the Company's common stock issued in return for the consulting services provided by certain consultants to the Company. The fair value is determined by reference to the closing price of the Company's common stock as quoted on the OTC Bulletin Board ("OTCBB") at the date of issuance. The prepaid expenses are amortized on a straight-line basis over the respective terms of the service periods. Amortization of prepaid consulting services for the years ended December 31, 2006 and 2005 was $357,385 and $360,775, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the minority interest acquired. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition

The Company ’ s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.   If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

Income taxes

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “ Accounting for Income Taxes, ” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is no deferred tax amount recognized for the years ended December 31, 2006 and 2005.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Under the Income Tax Laws of the PRC, the Company is generally subject to an income tax at effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriated tax adjustments. The enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and an additional 50% income tax reduction for the next three years.

According to the Provisional Regulations of the People ’s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau for the reporting period. The Company is exempt from income tax for two years commencing from January 1, 2006 through December 31, 2007. The Company has also been approved to have its tax rate reduced by 50% from January 1, 2008 to December 31, 2010.

Value added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT ”). All of the Company ’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT Payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123 (R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated.

Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company has not granted any stock options and accordingly, no compensation expense related to options was recognized prior to the adoption of SFAS No.  123 (R).

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with FASB 123 (R). The expense related to the vesting of unearned compensation was $424,942 and $118,067 at December 31, 2006 and 2005, respectively.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of December 31, 2006, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and without requiring collateral. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Fair value of financial instruments

Statement of Financial Accounting Standard No. 107, “ Disclosures about Fair Value of Financial Instruments, ” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Advertising costs

The Company expenses the cost of advertising as incurred. Advertising costs was $ - 0 -and $1,989 for the years ended December 31, 2006 and 2005, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development costs

 Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses; either in research and development, marketing, or sales are classified as property and equipment or depreciated over their estimated useful lives. Research and development expense was $185,167 and $143,145 for the years ended December 31, 2006 and 2005, respectively.

Foreign currency translation

The functional currency of ZQPT is the Chinese Renminbu (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in accumulated other comprehensive income.

 Recently Issued Accounting Standards

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value , establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

3. INVENTORY

Raw Materials	$275,899
Work-in-process	44,720
Finished goods	118,627
$439,246

No allowance for inventory was made for the years ended December 31, 2006.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31, 2006:

Buildings and improvements	$10,951,908
Machinery and equipment	3,062,207
Motor Vehicles	158,627
14,172,742
Less: Accumulated Depreciation	(1,283,926)
Construction in Progress	-
Total property, plant and equipment, net	$12,888,816

Property, plant and equipment are generally stated at cost less accumulated depreciation. Upon acquisition of the 30% minority interest (Note 1), the buildings and building improvements have been adjusted to its fair market value due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill.

Depreciation expense for the years ended December 31, 2006 and 2005 was $426,318 and $518,900, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  The costs involved with construction in progress were $ - 0 - and $3,936,970 for the year ended December 31, 2006 and 2005, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of land use rights and patents. All land in the People ’ s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “ land use right ” (the Right) to use the land and the power line underneath. The Group leases two pieces of land per real estate contract from the PRC Government for a period from August 2003 to September 2043, on which the office and production facilities of ZQ Power-Tech are situated. The Group leases power from the local government for a period from July 2003 to July 2013.

Rights to use land and power and patent right are stated at  fair market value less accumulated amortization. The use of the fair market value was due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill upon acquisition of the 30% minority interest (Note 1).

The Company amortizes the patents over a 10 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2006, no impairment of intangible assets has been recorded.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

Net intangible assets at December 31 were as follows:

Rights to use land and power	$895,398
Patents	785,582
1,680,980
Less: accumulated amortization	(140,772)
$1,540,208

Amortization expense was $89,998 and $17,345 for the years ended December 31, 2006 and 2005.

6. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the  30% minority interest acquired (Note 1). Goodwill is tested for impairment on an annual basis and in between annual test dates if events or circumstances indicate that the fair value of the Company’s net assets is below its book value.

At the end of the fiscal year 2006, the Company performed a goodwill impairment test and found that the estimated fair market value of some of its machinery and equipments was below the book value per management’s determination. A goodwill impairment loss in the amount of $2,050,204 was recognized. The fair value of the machinery and equipment was estimated using the expected present value of future cash flows.

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows:

Balance as of January 1, 2006	$ -
Goodwill acquired during the year	2,174,255
Impairment loss	(2,050,204)
Balance as of December 31, 2006	$ 124,051

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

7. LOAN TO RELATED PARTIES

The Company has loans receivable in the amount of $884,929 from two affiliates, Harbin Sunraising Technology Co., Ltd. and Harbin Tianye Construction Co., Ltd., which are both owned by the CEO of the Company. Both loans are unsecured and interest free.  The management of the Company expects the entire amount of the outstanding loans will be repaid within one year.

8. BANK LOANS AND OTHER BORROWINGS

Bank loans and other borrowings consist of the following:

Bank loans (i)	$ -
Note payable (ii)	384,413
$ 384,413

(i) The Company received three separate bank loans in the original amount of $3,020,600 from Harbin Commercial Bank in 2004 and 2005. The bank loans were secured by the Company's buildings and right to use land. Loan amounts of $1,933,184 and $483,296 bear interest of 8.04% per annum and loan amount of $604,120 bears interest at 7.74% per annum.  The entire amounts of each of these three bank loans were repaid in 2006.

 (ii) In September 2003, the Company was approved to receive a government-subsidized economic development loan in the original amount of $362,446 from the Finance Bureau of City of Shuangcheng, where the Company’s principal operations are located. The note is an interest-free and unsecured demand loan with no fixed term of repayment. The Company has not received any notice of repayment on this loan from the Finance Bureau. The outstanding loan balance as of December 31, 2006 was $384,413.

The change in the carrying value of the loan balance is due to the fluctuation in the exchange rate from the Chinese currency (RMB) to the US dollar.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

9. STOCKHOLDERS’ EQUITY

Authorized: -	No. of shares	Amount
Common stock at $0.001 par value	60,000,000	$60,000

Issued and outstanding as of 1/1/2006	25,337,116	$25,337
Shares issued for acquisition of 30% minority interest in ZQ Power-Tech	11,780,594	11,781
Shares issued for acquisition of the patent	4,400,000	4,400
Shares issued to consultants	60,000	60
Shares issued to employees	8,050,000	7,550
Issued and outstanding as of 12/31/2006	49,627,710	$49,128

(i)

As mentioned in Note 1, ABAT issued 11,780,594 shares of common stock to 54 minority investors in exchange for the transfer of their 30% interest in ZQPT, with Mr. Zhiguo Fu, CEO of the Company, as the nominee. The acquisition of the minority interest was accounted for using the purchase method in accordance with FASB 141. The amount of US$2,174,255, which represents the excess of the purchase price over the fair market value of the net identifiable assets, is recorded as goodwill.

(ii)

On January 10, 2006, ABAT issued 4,400,000 shares of common stock to Mr. Fu in return for a patent transferred to ZQ Power-Tech by him.  The patent was recognized at the par value of the shares issued due to the nature of transaction being between related parties.

(iii)

60,000 shares of common stock were issued as full compensation to three consultants for the provision of research and development services to the Company.  An amount of $34,800 represents the aggregate fair value of the shares.

(iv)

8,050,000 shares of common stock were also issued to twenty-six employees during the year for employment to the Company.  1,530,000 shares of common stock were granted to five employees under the 2004 Equity Incentive Plan and the remaining 6,520,000 shares were granted to twenty one employees under the 2006 Equity Incentive Plan.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

9. STOCKHOLDERS’ EQUITY (Continued)

Included in the additional paid-in capital are:

(i)

An amount of $34,740 which relates to the issuance of shares to consultants for prepaid consulting fees.

(ii)

An amount of $5,198,050 represents the issuance of restricted stock to employees.

10. EQUITY INCENTIVE PLANS

(1)

2004 Equity Incentive Plan

The Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”) on August 24, 2004. The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the participants of the Plan (the "Participants") to those of the Company's stockholders, and by providing the Participants with an incentive for outstanding performance. The Plan is further intended to attract and retain the services of the Participants upon whose judgment, interest, and special efforts the successful operation of the Company is dependent. The Company has reserved 5,000,000 shares of common stock for the options and awards under the Plan.

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of December 31, 2006, and changes for the year ended December 31, 2006, is presented below :

Unearned stock compensation as of January 1, 2006	$1,905,933
Unearned stock compensation granted	979,201
Compensation expenses debited to statement of operations with a credit to additional paid-in-capital	(249,920)
Unearned stock compensation as of December 31, 2006	$2,635,214

The unearned stock compensation granted during the year relates to 8,050,000 shares of common stock granted to twenty six employees (note 9(iv) includes both 2004 and 2006 equity plans).  The weighted-average grant-date fair value per share is USD0.64.  The total unearned stock compensation as of December 31, 2006 is expected to be recognized over a weighted-average period of 18.5 years.

The balance of shares as of  December 31, 2006 under the 2004 plan is 4,880,020 with a weighted average grant price of  $1.73.

In addition, the compensation cost capitalized as an asset in relation to shares issued to non-employee consultants under the 2004 plan in prior years and current period was $1,119,724.  Included were the 60,000 shares of common stock entitled by the consultants as disclosed in note 8(i) and the weighted-average grant-date fair value per share is $0.58.  The compensation cost capitalized was classified as prepaid expenses included in additional paid-in capital in the consolidated balance sheet and the amortization for the years ended December 31, 2006 and 2005 was $357,335 and $350,375.   The prepaid expense is expected to be recognized over a weighted-average period of 4.25 years.

(2)  2006 Equity Incentive Plan

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

No award shall be made under the 2006 Plan after December 31, 2015.

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of December 31, 2006 is presented below :

Unearned stock compensation as of January 1, 2006	$ -
Unearned stock compensation granted	4,227,800
Compensation expenses debited to statement of operations with a credit to additional paid-in-capital	(175,023)
Unearned stock compensation as of December 31, 2006	$4,052,777

The balance of shares as of December 31, 2006 under the 2006 plan is 6,520,000 with a weighted average grant price of $0.65.

Other than the transaction as detailed in notes 10(1) and 10(2), no options or awards have been made, exercised or lapsed during the years ended December 31, 2006 and 2005 under the 2004 Plan and the 2006 Plan.

11. WARRANTIES

The Company warrants that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the years ended December 31, 2006 and 2005, no amounts have been considered necessary to reserve for warranty costs.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

12. COMMITMENTS AND CONTINGENCIES

The Company ’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China, the central bank of China. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Battery Technologies, Inc.

By: /s/ Zhiguo Fu

       Zhiguo Fu, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 16, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhiguo Fu

Zhiguo Fu, Director,

Chief Executive Officer

/s/ Guohua Wan

Guohua Wan, Director,

Chief Financial and Chief

Accounting Officer, Director

/s/ Guopeng Gao

Guopeng Gao, Director

/s/ Hongjun Si

Hongjun Si, Director

/s/ Liqui Bai

Liqui Bai, Director

/s/ John McFadden

John McFadden, Director

______________________

Yulin Hao, Director

______________________

Ning Li, Director

______________________

Shaoqiu Xia, Director

______________________

Shiyan Yang, Director