Form 10QSB
period 2007-03-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2007-05-15
CIK 745651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2007

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

Title of each class of Common Stock                   Outstanding as of May 10, 2007

Common Stock, $0.001 par value                                                49,627,710

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	March 31, 2007
Unaudited
Current assets:
Cash and cash equivalents	$ 487,100
Accounts receivable	5,246,314
Inventory	431,898
Other receivables	1,510,716
Advance to suppliers	1,859,550
Loan to related parties	101,073
Total Current Assets	9,636,651

Property, plant and equipment, net of accumulated depreciation of $1,469,861	12,851,812

Other assets:
Intangible assets, net	1,529,225
Goodwill	146,826
Total other assets	1,676,050

Total Assets	$ 24,164,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	596,065
Customer deposits	64,025
Accrued expenses and other payables	157,345
Total Current Liabilities	817,435

Long-term liabilities:
Note payable	388,439

Total Liabilities	1,205,874

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 60,000,000 shares authorized;
49,627,710 shares issued and outstanding as of March 31, 2007	49,628
Additional paid-in-capital	24,898,329
Unearned stock compensation	(6,563,210)
Prepaid consulting expenses	(1,030,390)
Accumulated other comprehensive income	1,224,925
Retained earnings	4,379,358
Total Stockholders' Equity	22,958,640

Total Liabilities and Stockholders' Equity	$ 24,164,514

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
		Restated

Revenues	$ 5,363,923	$ 1,908,997

Cost of Goods Sold	2,760,112	1,206,820

Gross Profit	2,603,811	702,177

Selling, general and administrative expenses	1,266,652	372,756

Income from operations	1,337,159	329,421

Other Income and (Expenses)	879	(60,888)

Income before income taxes (benefit)	1,338,038	268,533

Provision for income taxes (benefit)	-	-

Net Income	$ 1,338,038	$ 268,533

Basic & Diluted Income Per Share	$ 0.027	$ 0.007

Weighted Average Number of Common Shares Outstanding	49,627,710	40,272,782

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the three months ended
	March 31,	March 31,
	2007	2006
		Restated
Cash Flows From Operating Activities:
Net income	$ 1,338,038	$ 268,533
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	199,603	232,289
Amortization of prepaid consulting expenses	89,334	88,754
Amortization of stock compensation	124,781	50,600

Changes in operating assets and liabilities:
Accounts receivable	(299,343)	(221,171)
Inventory	7,348	72,062
Other receivable & prepayments	(1,685,134)	(218,173)
Accounts payable, accrued expenses and other payables	(179,162)	(336,953)
Unearned revenue	15,173	77,026
Net cash provided by (used in) operating activities	(389,361)	12,967

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(473)	(3,193)
Net cash (used in) investing activities	(473)	(3,193)

Cash Flows From Financing Activities
Repayment of notes payable	-	(23,683)
Loan (to) from related parties	783,854	-

Net cash (used in) financing activities	783,854	(23,683)
Effect of exchange rate changes on cash and cash equivalents	80,450	18
Increase (decrease) in cash and cash equivalents	474,470	(13,891)

Cash and Cash Equivalents - Beginning of period	12,630	17,708
Cash and Cash Equivalents - End of period	$ 487,100	$ 3,817

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$ -	$ 60,888
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of minority interest	$ -	$ 5,890,297
Common stock issued for acquisition of the patent	$ -	$ 4,400
Common stock issued for consulting services	$ -	$ 34,800

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF THE COMPANY

Advanced Battery Technologies, Inc. ("ABAT" or the "Company") was incorporated in the State of Delaware on January 16, 1984.

On May 6, 2004, the Company completed a share exchange (the "Exchange") with the shareholders of Cashtech Investment Limited (“Cashtech”), a British Virgin Islands Corporation, who, at the time, owned 70% interest of Heilongjiang Zhong Qiang Power-Tech Co., Ltd. (“ZQPT”), a limited liability company established in the People’s Republic of China (the “PRC”). As result of this share exchange transaction, there was a change of control in the Company as the shareholders of Cashtech became the majority shareholders of the Company.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2006 Form 10-KSB.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cashtech and ZQPT. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

In preparing the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of accounts receivable and inventories. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of March 31, 2007, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and without requiring collateral. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Foreign currency translation

The functional currency of ZQPT is the Chinese Renminbu (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at March 31, 2007:

Building and improvements	10,959,536
Machinery and equipment	3,201,849
Motor Vehicles	160,288
14,321,673
Less: Accumulated Depreciation	(1,469,861)
Construction in Progress	-
Total property, plant and equipment, net	12,851,812

Property, plant and equipment are generally stated at cost less accumulated depreciation. Upon acquisition of the 30% minority interest (Note 1), the buildings and building improvements have been adjusted to its fair market value due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill.

Depreciation expense for the three months ended March 31, 2007 and 2006 was $185,935 and $191,720, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  The costs involved with construction in progress were $ - 0 - and $3,955,708 for the three months ended March 31, 2007 and 2006, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of land use rights and patents. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land and the power line underneath. The Group leases two pieces of land per real estate contract from the PRC Government for a period from August 2003 to September 2043, on which the office and production facilities of ZQ Power-Tech are situated. The Group leases power from the local government for a period from July 2003 to July 2013.

4. INTANGIBLE ASSETS (Continued)

The Company amortizes the patents over a 10 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of March 31, 2007, no impairment of intangible assets has been recorded.

Net intangible assets at March 31, 2007 were as follows:

Rights to use land and power	$904,778
Patents	793,811
1,698,589
Less: accumulated amortization	(169,364)
$1529,225

Amortization expense was $28,592 and $40,569 for the three months ended March 31, 2007 and 2006.

5. GOODWILL

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

6. LOAN TO RELATED PARTIES

The Company has loans receivable in the amount of $101,073 from two affiliates, Harbin Sunraising Technology Co., Ltd. and Beijing Fortune Global Investment Co., Ltd., both of which are owned by the CEO of the Company. The loans are unsecured and interest free.  The management of the Company expects the entire amount of the outstanding loans to be repaid within one year.

7. STOCK-BASED COMPENSATION

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of March 31, 2007, and changes for the three months ended March 31, 2007, is presented below:

Unearned stock compensation as of January 1, 2007	$2,635,214
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(66,440)
Unearned stock compensation as of March 31, 2007	$2,568,774

In addition, the compensation cost capitalized as an offset to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 plan in prior years and current period was $1,030,390.  The amortization for the three months ended March 31, 2007 and 2006 was $89,334 and $88,754.

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

No award shall be made under the 2006 Plan after December 31, 2015.

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of March 31, 2007 is presented below:

Unearned stock compensation as of January 1, 2007	$4,052,777
Unearned stock compensation granted	-
Compensation expenses debited to statement of
operations with a credit to additional paid-in capital	(58,341)
Unearned stock compensation as of March 31, 2007	$3,994,436

Other than the transaction as detailed above, no options or awards have been made, exercised or lapsed during the three months ended March 31, 2007 and 2006 under the 2004 Plan and the 2006 Plan.

8. WARRANTIES

The Company warrants that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the three months ended March 31, 2007 and 2006, no amounts have been considered necessary to reserve for warranty costs.

9. COMMITMENTS AND CONTINGENCIES

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

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

10. RESTATEMENT

The statement of income and statement of cash flows for the three months ended March 31, 2006 included in the accompanying condensed consolidated financial statements hereto have been restated to reflect the proper treatment of the acquisition of the 30% minority interest by the Company in January 2006. As a result of this restatement, the net income for the period decreased by $27,587 and income per share remained at $0.007 per share.

Item 2.

Management's Discussion and Analysis

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Advanced Battery Technologies.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below in the section entitled “Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

 Near the end of 2004, our operating subsidiary, ZQ Power-Tech, obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang.  Production was reduced to minimal or none, as management focused on doubling the Company’s production capacity and training the necessary personnel.  Between 2004 and the end of 2005, the number of employees at our facility increased from 300 to 1260, as we more than doubled our production capacity to its current level of $40 million per year.  We now have two buildings (“A” and “B”) in full production, and continue to outfit buildings “C” and “D.”

During 2006 we began to realize the benefit of our capital investment, as our total revenue for the year quadrupled to $16,329,340.  That growth continued in the first quarter of 2007, as our revenue grew to $5,363,923, a 281% increase from the $1,908,997 in revenue realized in the first quarter of 2006.  Since we currently have a backlog of $21,270,000 in firm orders, we expect that in 2007 we will exceed the revenue level we realized in 2006.

ZQ Power-Tech realized a 49% gross margin on its sales in the quarter ended March 31, 2007, as contrasted with a 37% gross margin on sales in 2005.  The increase in gross margin was primarily a result of our implementation of advanced production management systems.  We also gained experience with our new production lines, which enabled us to improve the efficiency of the lines and to discover lower-cost sources of raw materials for our products.   Our gross margin

ratio in the future will depend considerably upon which of ZQ Power-Tech’s products are dominating sales.  However we do expect our operations in 2007 and beyond to approximate the efficiency level we have recently realized.

Our selling, general and administrative expense increased by 239% from the first quarter of 2006 ($372,756 – 19% of revenue) to the first quarter of 2007 ($1,266,652 – 24% of revenue).  However, there was included in the expenses for the quarter ended March 31, 2007 a one-time compensation charge of $893,896, arising from a bonus granted to management.  Without that one-time charge, the selling, general and administrative expenses during the quarter ended March 31, 2007 were $433,749, representing 8% of revenues.  This overall reduction in the ratio of our recurring G&A expense to our revenues reflected, in part, our efforts to increase efficiencies in our operations.

Also included in our general and administrative expense in the first quarter of 2007 was $214,115 attributable to amortization of the market value of stock that we granted to employees or consultants, primarily during 2004.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  At March 31, 2007 there remained $7,593,600 in unamortized stock compensation and prepaid consulting expenses on the Company’s books.  This sum will be amortized over the expected duration of the employment or service of the recipients of the shares.

Our revenue less expenses produced a net pre-tax income of $1,338,038 for the quarter ended March 31, 2007.  As a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech is entitled to exemption for income taxes during 2006 and 2007, followed by a 50% abatement from 2008 to 2010.  Accordingly, our net income for the first quarter of 2007 was $1,338,038, or $.027 per share, compared to $268,533 in income realized in the first quarter of 2006.

Liquidity and Capital Resources

During 2006 we repaid most of the loans we incurred to fund the construction of our manufacturing facility.  At March 31, 2007 our debt was now limited to a $388,439 note payable.

At March 31, 2007 ZQ Power-Tech had a working capital balance of $8,819,216, an improvement of $1,831,733 from the working capital balance at December 31, 2006.  The primary reason for the improvement in working capital was the net income realized from operations in the quarter ended March 31, 2007.

Our operations used $389,361 in cash during the first quarter of 2007, as compared to $12,967 generated in the first quarter of 2006.  We realized negative cash from operations despite recording net income for quarter primarily due to a $1.69MM increase in accounts receivable, the fact that we used $478,505 to reduce our accounts payable and accrued expenses, and the fact that we granted a one-time compensation bonus of $893,896 to management.

ZQ Power-Tech has sufficient liquidity to fund its near-term operations and to fund expansion of its operations – such as the current development of a dedicated assembly line for miner’s lamps.  Our principal capital resource available is $12,851,812 in property, plant and equipment, which ZQ Power-Tech owns free of liens.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed

Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

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

                                  ADVANCED BATTERY TECHNOLOGIES, INC.

Date:  May 15, 2007

         By: /s/ Zhiguo Fu

         Name:  Zhiguo Fu

                                  Title: Chief Executive Officer

Date:  May 15, 2007

        By: /s/ Sharon Xiaorong Tang

                                  Name:  Sharon Xiaorong Tang

                                  Title: Chief Financial Officer