Form 10QSB/A
period 2006-03-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2007-06-21
CIK 745651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  [  ] No  [X]

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock                   Outstanding as of May 12, 2006

Common Stock, $0.001 par value                                                49,127,688

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Amendment No. 1

This Amendment No. 1 is being filed in order to present restated financial statements.  The nature of the restatement and the effect of the restatement on the financial statements is set forth in Note 17 to the Financial Statements.  In addition, additional footnote disclosure has been added to the Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

March 31, 2006
Restated
ASSETS

Current assets
Cash and cash equivalents	3,817
Accounts receivable	2,189,472
Tax receivable	206,699
Inventories	310,408
Prepayments, deposits and other receivable	911,590

Total current assets	3,621,986

Property, plant and equipment, net	8,342,061
Construction in process	4,311,964
Deposits for acquisition of property, plant and equipment	1,828
Rights to use land and power, net	816,171
Patents, net	763,097
Prepaid expenses	1,388,305
Goodwill	2,116,595

Total assets	21,362,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	526,268
Accrued expenses and other payable	992,947
Short-term bank and other borrowing (Note 7)	4,111,412
Customer deposits	200,021
Welfare payable	134,743

Total current liabilities	5,965,391

Stockholders’ equity
Common stock (Note 8)	41,578
Additional paid-in capital (Note 9)	17,874,207
Accumulated deficit	(2,680,695)
Accumulated other comprehensive income	161,526

Total stockholders’ equity	15,396,616

Total liabilities and stockholders’ equity	21,362,007

See the accompanying notes to the restated consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2006	2005
	(Restated)

Revenue	1,908,997	31,407

Cost of sales	(1,206,820)	(24,165)

Gross profit	702,177	7,242

Other income	-	801

Selling expenses	(8,617)	(2,996)

General and administrative expenses	(364,139)	(441,839)

Interest expense	(60,888)	(48,716)

Income/(loss) before minority interests	268,533	(485,508)

Provision for income taxes	-	-

Minority interests	-	49,217

Net income/(loss)	268,533	(436,291)

Net income/(loss) per share - Basic and diluted (Note 9)	0.007	(0.020)

See the accompanying notes to the restated consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2006	2005
	(Restated)
Cash flows from operating activities :

Net income/(loss)	268,533	(436,291)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities :

Depreciation and amortization	232,289	49,896
Amortization of prepaid expenses	88,754	321,452
Amortization of stock compensation	50,600	-
Minority interests	-	(49,217)

Changes in operating assets and liabilities :

Increase in accounts receivable	(221,171)	-
Decrease/(increase)in inventories	72,062	(23,454)
(Increase)/decrease in prepayments, deposits and other
receivable	(218,173)	33,241
Decrease in accounts payable, accrued expenses
and other payable	(336,953)	153
Increase/(decrease) in customer deposits	77,026	(31,636)

Net cash provided by/(used in) operating activities	12,967	(135,856)

Cash flows from investing activities :

Purchase of property, plant and equipment	(3,193)	(346,979)
Additions to construction in process	-	(1,854,355)

Net cash used in investing activities	(3,193)	(2,201,334)

Cash flows from financing activities :

Net proceeds from issuance of common stocks	-	1,691,542
Decrease in loan payable	(21,359)	(2,707)
Decrease in car loan	(2,324)	(1,862)

Net cash (used in)/provided by financing activities	(23,683)	1,686,973

Net decrease in cash and cash equivalents	(13,909)	(650,217)

Effect of foreign exchange rate changes	18	2,116

Cash and cash equivalents, beginning of period	17,708	758,015

Cash and cash equivalents, end of period	3,817	109,914

See the accompanying notes to the restated consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (Restated) and 2005

1.

DESCRIPTION OF THE COMPANY

Advanced Battery Technologies, Inc. (“ABAT” or the “Company) was incorporated in the State of Delaware on January 16, 1984.

The Company is engaged in the business of designing, manufacturing and marketing of rechargeable polymer lithium-ion batteries through its subsidiaries, Cashtech Investment Limited (“Cashtech”) and Heilongjiang Zhong Qiang Power-Tech Co., Ltd. (“ZQ Power-Tech”).  Cashtech is a British Virgin Islands corporation and ZQ Power-Tech is a limited liability company established in the People’s Republic of China (the “PRC”) in which Cashtech originally owned 70% interest as of December 31, 2005.  On January 6, 2006, the minority shareholders of ZQ Power-Tech transferred the remaining 30% of their interest  to Cashtech in exchange for 11,780,594 shares of the Company’s common stock.  As a result of the transfer, Cashtech now owns 100% of the capital stock of ZQ Power-Tech.  Details of the transaction are set out in note 5.

Export Sales

Substantially all of the Company’s assets are located in the People’s Republic of China.  During the three months ended March 31, 2006, the Company recognized revenue from sales to the following geographic areas:

People’s Repuiblic of China

$  1,871,240

Other – Southeast Asia

$       37,757

$  1,908,997

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

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (Restated) and 2005

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in the section “Summary of significant accounting policies” of the consolidated financial statements of the Company included in the Company’s Form 10-KSB submitted to the United States Securities and Exchange Commission on April 14, 2006.

Revenue Recognition

The Company ’ s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. The Company has conducted its marketing either direct to its customers or through a distributor, Easywood Holdings Limited of Hong Kong. For all sales either to customers directly or to the distributor, there are sale contracts or invoices with a fixed or determinable price. At delivery, the customers or the distributor has taken title to the products and assumed the risks and rewards of ownership. The customers or the distributor has no right of return except for defective products and their obligations are not contingent on resale of the products. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Prepaid expenses

Prepaid expenses represent the aggregate fair value of the Company's common stock issued in return for the consulting services relating to marketing and finances provided by certain consultants to the Company. The consulting contracts, which were made in 2004, have sixty month terms.  There is no provision for vesting in any of the consulting agreements nor is any specific deliverable required.  Accordingly, the fair value of the shares issued to the consultants has been recorded as prepaid expenses.  The fair value is determined by reference to the closing price of the Company's common stock as quoted on the OTC Bulletin Board ("OTCBB") at the date of issuance. The prepaid expenses are amortized on a straight-line basis over the respective terms of the service periods. Amortization of prepaid consulting services for the quarters ended March 31, 2006 and 2005 was $88754 and $321452, respectively.

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  Earlier adoption is permitted, provided the Company has not yet issued financial

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (Restated) and 2005

statements, including for interim periods, for that fiscal year.  We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.

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

According to the Provisional Regulations of the People’s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau for the reporting period. The Company is exempt from income tax for two years commencing from January 1, 2006 through December 31, 2007. The Company has also been approved to have its tax rate reduced by 50% from January 1, 2008 to December 31, 2010.

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “ Accounting for Income Taxes, ” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is no deferred tax amount recognized for the quarters ended March 31, 2006 and 2005.

5.

ACQUSITION OF MINORITY INTERESTS IN ZQ POWER-TECH

As mentioned in note 1, the Company issued 11,780,594 shares of its common stock in exchange for the 30% minority interest in ZQ Power-Tech. This transaction has been accounted for under the purchase method of accounting.

The amount of USD 2,116,595, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 30% minority interest acquired, has been recorded as “Goodwill.”  Goodwill will be tested for impairment on an annual basis and at other times if events or circumstances indicate that the fair value of the Company’s net assets is below its book value.

6.

ACQUISITION OF A PATENT

On January 10, 2006, ABAT issued 4,400,000 shares of common stock to Mr. Fu in return for a patent transferred to ZQ Power-Tech by him.

The patent was recognized at the par value of the shares issued due to the nature of transaction being between related parties.

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (Restated) and 2005

7.	SHORT-TERM BANK AND OTHER BORROWINGS	USD

	Short-term bank and other borrowings consist of the following :

	Bank borrowings (Note 7(i))	3,362,850
	Loan payable (Note 7(ii))	373,650
	Other loan payable (Note 7(iii))	374,912
		4,111,412

(i)

The Company received three separate bank loans in the original amount of $3,020,600 from Harbin Commercial Bank in 2004 and 2005. The bank loans were secured by the Company's buildings and right to use land. Loan amounts of USD2,491,000, USD622,750 and USD249,100 bear interest at 8.064%, 6.045% and 5.655% per annum respectively.  The principal amount of the loans is due in November 2006.

(ii)

In September 2003, the Company received a government-subsidized economic development loan in the original amount of $362,446 from the Finance Bureau of City of Shuangcheng, where the Company’s principal operations are located. The note is an interest-free and unsecured demand loan with no fixed term of repayment. The Company has not received any notice of repayment on this loan from the Finance Bureau. The outstanding loan balance as of March 31, 2006 was $373,650.

(iii)

The other loans are due to non-related third parties and are interest-free, unsecured and repayable on demand.

8	COMMON STOCK	No. of shares	Amount
			USD
	Authorized :-
	Common stock at USD0.001 par value	60,000,000	60,000

	Issued and outstanding :-
	At January 1, 2006	25,337,116	25,337
	Shares issued for acquisition of minority interests
	in ZQ Power-Tech (Note 5)	11,780,594	11,781
	Shares issued for acquisition of a patent (Note 7(i))	4,400,000	4,400
	Shares issued to consultants (Note 7(ii))	60,000	60

	At March 31, 2006	41,577,710	41,578

Notes :-

(i)

60,000 shares of common stock were issued as full compensation to three consultants for the provision of research and development services to the Company.  An amount of USD34,740, which represents the aggregate fair value of the shares in excess of par value, was included in additional paid-in capital.

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (Restated) and 2005

9.

ADDITIONAL PAID-IN CAPITAL

Included in the additional paid-in capital are :

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

	Three months ended March 31,
	2006	2005

Net income/(loss)	USD268,533	USD(436,291)

Weighted average number of shares outstanding	40,272,782	21,851,316

Net income/(loss) per share	USD0.007	USD(0.020)

11.	SUPPLEMENTAL CASH FLOW INFORMATION	Three months ended March 31,
		2006	2005
		USD	USD

	Interest paid	60,888	48,716
	Income taxes	206,699	-

Other than the above-mentioned information, during the three months ended March 31, 2006, there were non-cash transactions regarding the issuance of the Company’s common stock for the acquisitions of minority interests in ZQ Power-Tech (Note 5) and a patent (Note 6), and provision of services by certain consultants (Note 8(i)) respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (Restated) and 2005

12.

EQUITY INCENTIVE PLANS

(i)

The Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”) on August 24, 2004.  The purpose of the 2004 Plan is to promote the success and enhance the value of the Company by linking the personal interests of the participants of the 2004 Plan (the “Participants”) to those of the Company’s shareholders, and by providing the Participants with an incentive for outstanding performance.  The 2004 Plan is further intended to attract and retain the services of the Participants upon whose judgment, interest, and special efforts the successful operation of the Group is dependent.  The Company has reserved 5,000,000 shares of common stock for the options and awards under the 2004 Plan.

Subject to the terms and provisions of the 2004 Plan, the Board of Directors, at any time and from time to time, may grant shares of stock to eligible persons in such amounts and upon such terms and conditions as the Board of Directors shall determine.

The Committee appointed by the Board of Directors to administer the 2004 Plan shall have the authority to determine all matters relating to the options to be granted under the 2004 Plan including selection of the individuals to be granted awards or stock options, the number of stocks, the date, the termination of the stock options or awards, the stock option term, vesting schedules and all other terms and conditions thereof.

(ii)

The Company adopted the 2006 Equity Incentive Plan on April 24, 2006, after the balance sheet date.  The 2006 Plan became effective on April 18, 2006.  The number of shares available for grant under the 2006 Plan shall not exceed 8,000,000 shares and shares of stock and options may be granted to the eligible persons at the discretion of the Company’s Board of Directors or the Committee administering the plan.  Incentive stock options (“ISO”), nonqualified stock options (“NQSO”), or a combination thereof may be granted but ISOs can only be granted to the Company’s employees.  The Committee can also grant shares of restricted stock or performance shares (a performance share is equivalent in value to a share of stock) to eligible persons at any time and from time to time.

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

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (Restated) and 2005

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

(iii)

The 60,000 shares of common stock entitled by the consultants as disclosed in note 8(i) were issued under the 2004 Plan.

(iv)

Other than the transaction as detailed in note 12(iii), no options or awards have been made, exercised or lapsed during the three months ended March 31, 2006.

(v)

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the quarter ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the straight-line amortization method as we did before. For stock-based awards granted after January 1, 2006, the fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes model.

For these awards, we have recognized compensation expense using a straight-line amortization method.

Under SFAS No 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in the quarter ended March 31, 2006 is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The compensation cost capitalized as an asset in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was USD1,388,305.  Included were the 60,000 shares of common stock entitled by the consultants as disclosed in note 8(i) and the weighted-average grant-date

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (Restated) and 2005

 fair value per share is USD0.58.  The compensation cost capitalized was classified as prepaid expenses in the consolidated balance sheet and the amortization for the quarter ended March 31, 2006 and 2005 was $88754 and $0.   The prepaid expense is expected to be recognized over a weighted-average period of 4.25 years.

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

16.

RESTATEMENT

We have restated the consolidated financial statements for the three months ended March 31, 2006 as a result of changes made in the method of accounting for the acquisition of the 30% minority interest by the Company in January 2006.

The acquisition of the minority interest was previously accounted for at book value, consistent with accounting for entities under common control. Upon further review of SFAS 141, we have determined that this transaction should have been accounted for using the purchase method instead.

The impact of this restatement on the financial statements as originally reported is summarized below:

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (Restated) and 2005

	March 31, 2006

	As Reported	As Restated
Property, plant and equipment, net	7,846,099	8,342,061
Construction in progress	3,955,708	4,311,964
Right to use land and power, net	422,588	816,171
Patents, net	109,859	763,097
Goodwill	-	2,116,595
Total Assets	17,346,373	21,362,007
Additional paid-in capital	13,830,986	17,874,207
Accumulated deficit	(2,653,108)	(2,680,695)
Total Liabilities and Stockholders' Equity	17,346,373	21,362,007

Deprecation and amortization expneses	204,702	232,289
General and adminstrative expenses	336,552	364,139
Net income (loss)	296,120	268,533

Net income (loss) per share	0.007	0.007

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

Results of Operations

 During the year ended December 31, 2003 ZQ Power-Tech’s activities were focused on development of its product line and the build-out of its manufacturing facility.  ZQ Power-Tech recorded its first significant revenues in the first half of 2004, ending June 30, 2004.  For that six month period, it recorded sales totaling $968,675.

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

Our general and administrative expense fell from $441,839 in the first quarter of 2005 to $364,139 (19% of revenue) in the first quarter of 2006.   The reduction reflected, in part, our efforts to increase efficiencies in our operations.  The greatest part of the reduction, however, was attributable to the fact that general and administrative expense in 2004 included a non-cash expense of $321,452 attributable to amortization of prepaid consulting fees that were paid by issuing common stock to the consultants.  At March 31, 2006 there remained $1,388,305 in prepaid expenses on the Company’s balance sheets, which were primarily attributable to prepaid consulting fees to the Company’s consultants.  We amortized $139,354 of prepaid expenses and stock compensation during the first quarter of 2006 and will amortize the remainder over the next few years.

The Company’s revenue less expenses produced an income of $268,533, compared to a net loss before minority interest of $485,508 in the first quarter of 2005.  In 2005, however, Advanced Battery owned only 70% of ZQ Power-Tech.  For that reason, our net loss for the three months ended March 31, 2005 was reduced by $49,217, representing the 30% of the net loss of ZQ Power-Tech that we did not own.  In January 2006 our Chairman, Fu Zhiguo, transferred the remaining 30% of ZQ Power-Tech into the Company’s control.  In 2006 and hereafter, therefore, we will be able to include 100% of the net income of ZQ Power-Tech in the net income for Advanced Battery Technologies.

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

Although our net income for the first quarter of 2006 was $268,533, our operations provided only $12,967 in cash for the quarter, compared to a reduction in cash of $135,856 in the first quarter of 2005.  The primary reason for this disparity was the fact that our accounts receivable increased during the quarter by nearly the amount of our net income.  As we seek new market share, we are tolerating extended payments from a number of our customers, particularly our primary distributor, who is allowed 120 days to pay its receivables.  For this reason, the growth in our net income will not produce a proportionate increase in cash until we are able to secure better payment terms from our customers.

Despite its negative working capital, ZQ Power-Tech has sufficient liquidity to fund its near-term operations.  The principal capital resource available is $13,470,196 in property, plant and equipment, construction in process, and real property rights, which ZQ Power-Tech owns subject only to the China Financial Bank lien for $3.4 million.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed.  Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed.

Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Restatement of Financial Statements

The financial statements included in this amended Quarterly Report have been restated.  The primary reason for the restatement was to change the method by which we accounted for the

Company’s acquisition in January 2006 of the 30% minority interest in ZQ Power-Tech.  In the initial filing, we had reported the acquisition at book value, consistent with accounting for the acquisition of an entity under common control.  In this amended filing, we have accounted for the acquisition using the purchase method.

The principal effect of the restatement has been to increase both our Total Assets and our Stockholders Equity by $4,015,634.  The restatement also reduced our reported net income for the first quarter of 2006 by $27,587, due to increased depreciation and amortization expense in that amount.

Item 3.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2006 there was a material weakness in our disclosure controls and procedures.  The material weakness arose from the fact that on that date there was no member of our Board of Directors nor any salaried employee who was familiar with U.S. generally accepted accounting procedures.  Since that time we have remedied this situation by:

•

Appointing as Chief Financial Officer a bilingual resident of the United States who has extensive experience in financial analysis;

•

Appointing an individual with extensive experience in U.S. financial accounting procedures to serve as Chairman of our Audit Committee;

•

Hiring additional personnel to staff the bookkeeping and accounting function in our executive offices in New York; and

•

Engaging an accounting firm based in New Jersey to serve as our principal independent auditor, thus enabling efficient communication between our New York-based personnel and our auditor.

As a result of these actions, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

In January 2006 the Company issued 4,400,000 shares of common stock to Zhiguo Fu, its Chairman.  The shares were issued in consideration of the transfer of a patent by Mr. Fu to ZQ Power-

Tech.  The sale was exempt pursuant to Section4(2) of the Securities Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about the Company and who was  acquiring the shares for his own account.  There was no underwriter.

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

Date:  June 21, 2007

By: /s/ Zhiguo Fu

Name:  Zhiguo Fu

Title: Chief Executive Officer

Date:  June 21, 2007

By: /s/ Sharon Xiaorong Tang

Name:  Sharon Xiaorong Tang

Title: Chief Financial Officer