Form 10QSB/A
period 2006-06-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2007-06-21
CIK 745651

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

Title of each class of Common Stock                   Outstanding as of August 15, 2006

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

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

June 30, 2006
(Restated)
USD
ASSETS

Current assets
Cash and cash equivalents	1,514
Accounts receivable	2,841,743
Inventories	314,054
Prepayments, deposits and other receivable	824,773

Total current assets

Property, plant and equipment, net	8,229,067
Construction in process	4,324,079
Deposits for acquisition of property, plant and equipment	1,833
Rights to use land and power, net	807,743
Patents, net	742,007
Prepaid expenses	1,299,841
Goodwill	2,112,525

Total assets	21,499,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	240,677
Accrued expenses and other payable	1,025,151
Short-term bank and other borrowings (Note 7)	3,848,157
Customer deposits	107,637
Welfare payable	145,719

Total current liabilities	5,367,341

Stockholders’ equity
Common stock (Note 8)	49,128
Additional paid-in capital (Note 9)	17,981,565
Accumulated deficit	(2,081,443)
Accumulated other comprehensive income	182,588

Total stockholders’ equity	16,131,838

Total liabilities and stockholders’ equity	21,499,179

See the accompanying notes to the restated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
	USD	USD	USD	USD

Revenue	3,175,452	236,360	5,084,449	267,767

Cost of sales	(2,133,663)	(156,205)	(3,340,483)	(180,370)

Gross profit	1,041,789	80,155	1,743,966	87,397

Other income	-	578	-	1,379

Selling expenses	(3,961)	(5,255)	(12,578)	(8,251)

General and administrative
expenses	(395,667)	(502,237)	(759,806)	(944,076)

Interest expense	(70,496)	(61,690)	(131,384)	(110,406)

Income/(loss) before
minority interests	571,665	(488,449)	840,198	(973,957)

Provision for income taxes	-	-	-	-

Minority interests	-	31,529	-	80,746

Net income/(loss)	571,665	(456,920)	840,198	(893,211)

Net income/(loss) per share
- Basic and diluted (Note 10)	0.013	(0.019)	0.019	(0.039)

See the accompanying notes to the restated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2006	2005
	(Restated)
	USD	USD
Cash flows from operating activities :

Net income/(loss)	840,198	(893,211)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities :

Depreciation and amortization	363,543	119,377
Amortization of prepaid expenses	177,218	677,052
Stock compensation expenses	164,178	-
Minority interests	-	(80,746)

Changes in operating assets and liabilities :

Accounts receivable	(862,427)	258
Inventories	69,310	(132,944)
Prepayments, deposits and other receivable	105,738	(833,624)
Accounts payable, accrued expenses and other payable	(578,786)	78,287
Customer deposits	(15,598)	579,317
Welfare payable		22,223

Net cash provided by/(used in) operating activities	263,374	(464,011)

Cash flows from investing activities :

Purchase of property, plant and equipment	(8,801)	(1,375,616)
Additions to construction in process	-	(1,148,454)

Net cash used in investing activities	(8,801)	(2,524,070)

Cash flows from financing activities :

Net proceeds from issuance of common stocks	-	1,691,542
Decrease in loan payable	(292,365)	(27,788)
Increase in long-term debts	-	594,116

Net cash (used in)/provided by financing activities	(292,365)	2,257,870

Net decrease in cash and cash equivalents	(16,194)	(730,211)

Effect of foreign exchange rate changes	(21,598)	2,181

Cash and cash equivalents, beginning of period	17,708	758,015

Cash and cash equivalents, end of period	1,514	29,985

See the accompanying notes to the restated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (Restated) and 2005

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

Export Sales

Substantially all of the Company’s assets are located in the People’s Republic of China.  During the three and six months ended June 30, 2006, the Company recognized revenue from sales to the following geographic areas:

Three Months

 Six Months

    Ended

               Ended

June 30, 2006

June 30, 2006

People’s Republic of China

$  2,859,011

$  4,730,251

Other – Southeast Asia

$     316,441

$     354,198

$  3,175,452

$  5,084,449

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

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (Restated) and 2005

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

Prepaid expenses

Prepaid expenses represent the aggregate fair value of the Company's common stock issued in return for the consulting services relating to marketing and finances provided by certain consultants to the Company. The consulting contracts, which were made in 2004, have sixty month terms.  There is no provision for vesting in any of the consulting agreements nor is any specific deliverable required.  Accordingly, the fair value of the shares issued to the consultants has been recorded as prepaid expenses.  The fair value is determined by reference to the closing price of the Company's common stock as quoted on the OTC Bulletin Board ("OTCBB") at the date of issuance. The prepaid expenses are amortized on a straight-line basis over the respective terms of the service periods. Amortization of prepaid consulting services for the six month periods ended June 30, 2006 and 2005 was $177,218 and $677,052, respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (Restated) and 2005

position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.  The Company does not anticipate the adoption of SFAS No. 155 to have a material impact as it currently has no financial instruments within the scope of SFAS No. 155.

In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value.  The company can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments.  SFAS No. 156 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the company has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.  The Company does not early adopt SFAS No. 156.

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

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “ Accounting for Income Taxes, ” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is no deferred tax amount recognized for the six month periods ended June 30, 2006 and 2005.

5.

ACQUSITION OF MINORITY INTERESTS IN ZQ POWER-TECH

As mentioned in note 1, the Company issued 11,780,594 shares of its common stock in exchange for the 30% minority interest in ZQ Power-Tech. This transaction has been accounted for under the purchase method of accounting.

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (Restated) and 2005

The amount of USD 2,112,525, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 30% minority interest acquired, has been identified as “Goodwill.”.

Goodwill is tested for impairment on an annual basis and at other times if events or circumstances indicate that the fair value of the Company’s net assets is below its book value.

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

		3,848,157

(i)

The Company received three separate bank loans in the original amount of $3,020,600 from Harbin Commercial Bank in 2004 and 2005. The bank loans were secured by the Company's buildings and right to use land. Loan amounts of USD2,498,000, USD624,500 and USD249,800 bear interest at 8.064%, 6.045% and 5.655% per annum respectively.  The principal amount of the loans is due in November 2006.

(ii)

In September 2003, the Company received a government-subsidized economic development loan in the original amount of $362,446 from the Finance Bureau of City of Shuangcheng, where the Company’s principal operations are located. The note is an interest-free and unsecured demand loan with no fixed term of repayment. The Company has not received any notice of repayment on this loan from the Finance Bureau. The outstanding loan balance as of June 30, 2007 was $374,700.

(iii)

The other loans are due to non-related third parties and are interest-free, unsecured and repayable on demand.

8.	COMMON STOCK	No. of shares	Amount
			USD
	Authorized :-
	Common stock at USD0.001 par value	60,000,000	60,000
	Issued and outstanding :-
	At January 1, 2006	25,337,116	25,337
	Shares issued for acquisition of minority interests
	in ZQ Power-Tech (Note 5)	11,780,594	11,781
	Shares issued for acquisition of a patent (Note 6)	4,400,000	4,400
	Shares issued to consultants (Note 8(i))	60,000	60
	Shares issued to employees (Note 8(ii))	7,550,000	7,550

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (Restated) and 2005

At June 30, 2006	49,127,710	49,128

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

(ii)

A debit balance of USD1,804,733 which represents the balance of unearned stock compensation.  Following the adoption of FAS123R, any unearned stock compensation should be netted against additional paid-in capital and be recognized over the remaining period with a debit to statement of operations as compensation expenses and a credit to additional paid-in capital; and

(iii)

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

	Three months ended June 30,		Six months ended June 30,
	2006 Restated	2005	2006 Restated	2005

Net income/(loss)	USD571,665	USD(456,920)	USD840,198	USD(893,211)

Weighted average number
of shares outstanding	44,664,450	24,599,753	44,015,591	23,050,807

Net income/(loss) per share	USD0.013	USD(0.019)	USD0.019	USD(0.039)

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (Restated) and 2005

11.	SUPPLEMENTAL CASH FLOW INFORMATION	Six months ended June 30,
		2006	2005
		USD	USD

	Interest paid	131,384	110,406

Other than the above-mentioned information, during the six months ended June 30, 2006, there were non-cash transactions regarding the issuance of the Company’s common stock for the acquisitions of minority interests in ZQ Power-Tech (Note 5) and a patent (Note 6), and for the provision of services by certain consultants (Note 8(i)) and employees (Note 8(ii)) respectively.

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

A summary of the status of the Company’s unearned stock compensation as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

USD

Unearned stock compensation as of January 1, 2006	1,905,933
Unearned stock compensation granted	887,400
Compensation expenses debited to statement of operations with a credit to additional paid-in capital
(115,071)

Unearned stock compensation as of June 30, 2006	2,678,262

ADVANCED BATTERY TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (Restated) and 2005

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

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (Restated) and 2005

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

A summary of the status of the Company’s unearned stock compensation as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

USD
Unearned stock compensation as of January 1, 2006	-
Unearned stock compensation granted	3,491,600
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(49,107)

Unearned stock compensation as of June 30, 2006	3,442,493

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

(v)

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the six months ended June 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the straight-line amortization method as we did before. For stock-based awards granted after January 1, 2006, the fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes model.

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

Stock compensation expense recognized in the six months ended June 30, 2006 is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The compensation cost capitalized as an asset in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was USD1,388,305.  Included were the 7610,000 shares of common stock issued to consultants as disclosed in notes 8(i) and 8(ii) and the weighted-average grant-date fair value per share is USD0.64.  The compensation cost capitalized was classified as prepaid expenses in the consolidated balance sheet and the amortization for the six months ended June 30, 2006 and 2005 was $164,178 and $0.   The prepaid expense is expected to be recognized over a weighted-average period of 4.25 years.

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

16.

RESTATEMENT

We have restated the consolidated financial statements for the six months ended June 30, 2006 as a result of changes made in the method of accounting for the acquisition of the 30% minority interest by the Company in January 2006.

The acquisition of the minority interest was previously accounted for at book value, consistent with accounting for entities under common control. Upon further review of SFAS 141, we have determined that this transaction should have been accounted for using the purchase method instead.

The impact of this restatement on the financial statements as originally reported is summarized below:

	June 30, 2006

	As Reported	As Restated
Property, plant and equipment, net	7,708,438	8,229,067
Construction in progress	3,966,824	4,324,079
Right to use land and power, net	420,030	807,743
Patents, net	103,315	742,007
Goodwill	-	2,112,525
Total Assets	17,482,365	21,499,179
Additional paid-in capital	13,937,014	17,981,565
Accumulated deficit	(2,053,706)	(2,081,443)
Total Liabilities and Stockholders' Equity	17,482,365	21,499,179

Deprecation and amortization expneses	335,806	363,543
General and adminstrative expenses	704,482	759,806
Net income (loss)	895,522	840,198

Net income (loss) per share	0.020	0.019

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

Our general and administrative expense fell from $944,076 in the first six months of 2005 to $759,806 (15% of revenue) in the first six months of 2006.   The reduction reflected, in part, our efforts to increase efficiencies in our operations.  The greatest part of the reduction, however, was attributable to the fact that general and administrative expense in 2005 included a non-cash expense of $677,052 that was primarily attributable to amortization of prepaid consulting fees that were paid by issuing common stock to the consultants.  At June 30, 2006 there remained on the Company’s balance sheet $1,299,841 in prepaid expenses that are attributable to prepaid consulting fees to the Company’s consultants.  We amortized $177,218 of prepaid expenses and recognized $164,178 of stock compensation expenses during the first six months of 2006.  The remaining prepaid expenses and unearned stock compensation  will be amortized and recognized over the next few years.

The Company’s revenue less expenses produced an income of $840,198, compared to a loss before minority interest of $973,957 in the first six months of 2005.  In 2005, however, Advanced Battery owned only 70% of ZQ Power-Tech.  For that reason, our net loss for the six months ended June 30, 2005 was reduced by $80,746, representing the 30% of the net loss of ZQ Power-Tech that we did not own.  In January 2006 our Chairman, Fu Zhiguo, transferred the remaining 30% of ZQ Power-Tech into the Company’s control.  In 2006 and hereafter, therefore, we will be able to include 100% of the net income of ZQ Power-Tech in the net income for Advanced Battery Technologies.

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

Although our net income for the first six months of 2006 was $840,198, our operations provided only $263,374 in cash for the period, compared to a reduction in cash of $464,011 in the first six months of 2005.  The primary reason for this disparity was the fact that our accounts receivable increased during the recent six month period by slightly more than the amount of our net income.  As we seek new market share, we are tolerating extended payments from a number of our customers, particularly our primary distributor, who is allowed 120 days to pay its receivables.  For this reason, the growth in our net income will not produce a proportionate increase in cash until we are able to secure better payment terms from our customers.

Despite its negative working capital, ZQ Power-Tech has sufficient liquidity to fund its near-term operations.  The principal capital resource available is $13,360,889 in property, plant and equipment, construction in process, and real property rights, which ZQ Power-Tech owns subject only to the China Financial Bank lien for $3.4 million.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed.  Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed.

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

The principal effect of the restatement has been to increase both our Total Assets and our Stockholders Equity by $4,016,814.  The restatement also reduced our reported net income for the first six months of 2006 by $55,324, due to increased depreciation and amortization expense in that amount.

Item 3.

Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2006 there was a material weakness in our disclosure controls and procedures.  The material weakness arose from the fact that on that date there was no member of our Board of Directors nor any salaried employee who was familiar with U.S. generally accepted accounting procedures.  Since that time we have remedied this situation by:

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