Form 10QSB/A
period 2006-09-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2007-06-21
CIK 745651

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

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

September 30,
2006
(Restated)
USD
ASSETS

Current assets
Cash and cash equivalents	3,206
Accounts receivable	4,081,764
Tax receivable	472,121
Inventories	296,662
Prepayments, deposits and other receivable	833,359

Total current assets	5,687,112

Property, plant and equipment, net	8,155,911
Construction in process	4,372,942
Deposits for acquisition of property, plant and equipment	1,854
Rights to use land and power, net	813,261
Patents, net	746,018
Prepaid expenses	1,211,378
Goodwill	2,146,774

Total assets	23,135,250

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	263,586
Accrued expenses and other payable	1,191,382
Short-term bank and other borrowings (Note 7)	3,897,915
Customer deposits	200,071
Welfare payable	157,209

Total current liabilities	5,710,163

Stockholders’ equity
Common stock (Note 8)	49,128
Additional paid-in capital (Note 9)	18,151,465
Accumulated deficit	(1,055,397)
Accumulated other comprehensive income	279,891

Total stockholders’ equity	17,425,087

Total liabilities and stockholders’ equity	23,135,250

See the accompanying notes to the restated consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
	USD	USD	USD	USD

Revenue	4,052,260	1,337,027	9,136,709	1,604,795

Cost of sales	(2,711,785)	(852,448)	(6,052,268)	(1,050,576)

Gross profit	1,340,475	484,579	3,084,441	554,219

Other income	12	29	12	1,408

Selling expenses	(7,062)	(4,878)	(19,640)	(13,129)

General and administrative expenses	(281,897)	(538,280)	(1,041,703)	(1,541,433)

Interest expense	(53,219)	(4,196)	(184,603)	(114,411)

Income/(loss) before minority interests	998,309	(62,746)	1,838,507	(1,113,346)

Provision for income taxes	-	-	-	-

Minority interests	-	(95,251)	-	12,852

Net income/(loss)	998,309	(157,997)	1,838,507	(1,100,494)

Net income/(loss) per share
- Basic and diluted (Note 10)	0.020	(0.006)	0.044	(0.047)

See the accompanying notes to the restated consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2006	2005
	(Restated)
	USD	USD
Cash flows from operating activities :

Net income/(loss)	1,838,507	(1,100,494)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities :

Depreciation and amortization	589,169	285,252
Amortization of prepaid expenses	265,681	1,070,506
Stock compensation expenses	277,757	-
Minority interests	-	(12,852)

Changes in operating assets and liabilities :

Accounts receivable	(2,047,894)	(128,564)
Inventories	89,857	(42,744)
Prepayments, deposits and other receivable	(356,218)	(531,665)
Accounts payable, accrued expenses and other payable	(472,077)	657,173
Customer deposits	73,924	(506,772)
Welfare payable		41,585

Net cash provided by/(used in) operating activities	258,706	(268,575)

Cash flows from investing activities :

Purchase of property, plant and equipment	(10,629)	(3,556,117)
Additions to construction in process	-	(636,949)

Net cash used in investing activities	(10,629)	(4,193,066)

Cash flows from financing activities :

(Decrease)/increase in loan payable	(290,225)	3,340,213
Increase in long-term debts	-	602,492

Net cash (used in)/provided by financing activities	(290,225)	3,942,705

Net decrease in cash and cash equivalents	(14,502)	(518,936)

Effect of foreign exchange rate changes	27,646	20,688

Cash and cash equivalents, beginning of period	17,708	758,015

Cash and cash equivalents, end of period	3,206	259,767

See the accompanying notes to the restated consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC,

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (Restated) and 2005

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

Export Sales

Substantially all of the Company’s assets are located in the People’s Republic of China.  During the three and nine months ended September 30, 2006, the Company recognized revenue from sales to the following geographic areas:

Three Months

 Nine Months

    Ended

                Ended

Sept. 30, 2006

Sept. 30, 2006

People’s Republic of China

$  2,908,482

$  7,694,057

Other – Southeast Asia

$  1,110,711

$  1,464,909

Other

$       33,067

$      33,067

$  4,052,260

$  9,136,709

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

ADVANCED BATTERY TECHNOLOGIES, INC,

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (Restated) and 2005

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

Prepaid expenses

Prepaid expenses represent the aggregate fair value of the Company's common stock issued in return for the consulting services relating to marketing and finances provided by certain consultants to the Company. The consulting contracts, which were made in 2004, have sixty month terms.  There is no provision for vesting in any of the consulting agreements nor is any specific deliverable required.  Accordingly, the fair value of the shares issued to the consultants has been recorded as prepaid expenses.  The fair value is determined by reference to the closing price of the Company's common stock as quoted on the OTC Bulletin Board ("OTCBB") at the date of issuance. The prepaid expenses are amortized on a straight-line basis over the respective terms of the service periods. Amortization of prepaid consulting services for the nine month periods ended September 30, 2006 and 2005 was $265,681 and $1,070,506, respectively.

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

ADVANCED BATTERY TECHNOLOGIES, INC,

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (Restated) and 2005

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

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “ Accounting for Income Taxes, ” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is no deferred tax amount recognized for the nine month periods ended September 30, 2006 and 2005.

5.

ACQUSITION OF MINORITY INTERESTS IN ZQ POWER-TECH

As mentioned in note 1, the Company issued 11,780,594 shares of its common stock in exchange for the 30% minority interest in ZQ Power-Tech. This transaction has been accounted for under the purchase method of accounting.

The amount of USD 2,146,774, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 30% minority interest acquired, has been recorded as “Goodwill.”  Goodwill is tested for impairment on an annual basis and at other times if events or circumstances indicate that the fair value of the Company’s net assets is below its book value.

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

(ii)

In September 2003, the Company received a government-subsidized economic development loan in the original amount of $362,446 from the Finance Bureau of City of Shuangcheng, where the Company’s principal operations are located. The note is an

(iii)

interest-free and unsecured demand loan with no fixed term of repayment. The Company has not received any notice of repayment on this loan from the Finance Bureau. The outstanding loan balance as of September 30, 2006 was $378,930.

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

(ii)  7,550,000 shares of common stock were issued as full compensation to twenty-five employees for employment to the Company.  1,530,000 shares of common stock were` granted to five employees under the 2004 Equity Incentive Plan and the remaining 6,020,000 shares were granted to twenty employees under the 2006 Equity Incentive Plan.

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

(iii)

An amount of USD118,407 which relates to the issuance of shares to employees (Note 8(ii)).

ADVANCED BATTERY TECHNOLOGIES, INC,

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (Restated) and 2005

10.

NET INCOME/(LOSS) PER SHARE - BASIC AND DILUTED

The basic and diluted net income/(loss) per share is calculated using the net income/(loss) and the weighted average number of common stock outstanding during both interim periods.  The Company has no dilutive instruments and accordingly, the basic and diluted net income/(loss) per share are the same.

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
			Restated
Net income/(loss) - USD	998,309	(157,997)	1,838,507	(1,100,494)

Weighted average number
of shares outstanding	49,127,170	25,337,116	42,041,149	23,450,589

Net income/(loss) per share - USD	0.020	(0.006)	0.044	(0.047)

11.	SUPPLEMENTAL CASH FLOW INFORMATION	Nine months ended September 30,
		2006	2005
		USD	USD

	Interest paid	184,603	114,411

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

ADVANCED BATTERY TECHNOLOGIES, INC,

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (Restated) and 2005

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

(v)

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the nine month period ended September 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the straight-line amortization method as we did before. For stock-based awards granted after January 1, 2006, the fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes model.

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

The compensation cost capitalized as an asset in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was USD1,388,305.  Included were the 7,610,000 shares of common stock issued to the consultants and employees as disclosed in notes 8(i) and 8(ii) and the weighted-average grant-date fair value per share is USD0.64.  The compensation cost capitalized was classified as prepaid expenses in the consolidated balance sheet and the amortization for the nine months ended September 30, 2006 and 2005 was $265,691 and $0.   The prepaid expense is expected to be recognized over a weighted-average period of 4.25 years.

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

16.

RESTATEMENT

We have restated the consolidated financial statements for the nine months ended September 30, 2006 as a result of changes made in the method of accounting for the acquisition of the 30% minority interest by the Company in January 2006.

The acquisition of the minority interest was previously accounted for at book value, consistent with accounting for entities under common control. Upon further review of SFAS 141, we have determined that this transaction should have been accounted for using the purchase method instead.

The impact of this restatement on the financial statements as originally reported is summarized below:

ADVANCED BATTERY TECHNOLOGIES, INC,

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (Restated) and 2005

	September 30, 2006

	As Reported	As Restated
Property, plant and equipment, net	7,629,309	8,155,911
Construction in progress	4,011,606	4,372,942
Right to use land and power, net	420,985	813,261
Patents, net	100,029	746,018
Goodwill	-	2,146,774
Total Assets	19,062,273	23,135,250
Additional paid-in capital	14,050,593	18,151,465
Accumulated deficit	(1,027,502)	(1,055,397)
Total Liabilities and Stockholders' Equity	19,062,273	23,135,250

Deprecation and amortization expneses	533,537	589,169
General and adminstrative expenses	958,484	1,041,703
Net income (loss)	1,921,726	1,838,507

Net income (loss) per share	0.046	0.044

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

Our general and administrative expense fell from $1,541,433 in the first nine months of 2005 to $1,041,703 (11% of revenue) in the first nine months of 2006.   The reduction reflected, in part, our efforts to increase efficiencies in our operations.  The greatest part of the reduction, however, was attributable to the fact that general and administrative expense in the first nine months of 2005 included a non-cash expense of $1,070,506 that was primarily attributable to amortization of prepaid consulting fees that were paid by issuing common stock to the consultants.  The Company’s expense during the nine months ended September 30, 2006 for amortization of consulting fees that were prepaid in stock was only $265,681.  At September 30, 2006 there remained on the Company’s balance sheet $833,359 in prepaid expenses that are attributable to prepaid consulting fees to the Company’s consultants.  The remaining prepaid expenses will be amortized over the next few years.

The Company’s revenue less expenses produced an income of $1,838,507, compared to a loss before minority interest of $1,113,346 in the first nine months of 2005.  In 2005, however, Advanced Battery owned only 70% of ZQ Power-Tech.  For that reason, our net loss for the nine months ended September 30, 2005 was reduced by $12,852, representing the 30% of the net loss of ZQ Power-Tech that we did not own.  In January 2006 our Chairman, Fu Zhiguo, transferred the remaining 30% of ZQ Power-Tech into the Company’s control.  In 2006 and hereafter, therefore, we will be able to include 100% of the net income of ZQ Power-Tech in the net income for Advanced Battery Technologies.

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

Although our net income for the first nine months of 2006 was $1,838,507, our operations provided only $258,706 in cash for the period, compared to a reduction in cash of $268,575 in the first nine months of 2005.  The primary reason for this disparity was the fact that our accounts receivable increased during the recent nine month period by more than the amount of our net income.  As we seek new market share, we are tolerating extended payments from a number of our customers, particularly our primary distributor, who is allowed 120 days to pay its receivables.  For this reason, the growth in our net income will not produce a proportionate increase in cash until we are able to secure better payment terms from our customers.

Despite its negative working capital, ZQ Power-Tech has sufficient liquidity to fund its near-term operations.  The principal capital resource available is $13,342,114 in property, plant and equipment, construction in process, and real property rights, which ZQ Power-Tech owns subject only to the China Financial Bank lien for $3.4 million.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed.  Until then, if short-term cash shortages occur, Mr. Fu has committed to provide financing as needed.

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

The principal effect of the restatement has been to increase both our Total Assets and our Stockholders Equity by $4,072,977.  The restatement also reduced our reported net income for the first nine months of 2006 by $83,219, due to increased depreciation and amortization expense in that amount.

Item 3.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2006 there was a material weakness in our disclosure controls and procedures.  The material weakness arose from the fact that on that date there was no member of our Board of Directors nor any salaried employee who was familiar with U.S. generally accepted accounting procedures.  Since that time we have remedied this situation by:

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