Form 10QSB
period 2007-06-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2007-08-14
CIK 745651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2007

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

Title of each class of Common Stock                   Outstanding as of August 10, 2007

Common Stock, $0.001 par value                                                49,627,710

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

June 30,
2007
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$ 871,082
Accounts receivable	8,212,025
Inventory	529,990
Other receivables	752,950
Advance to suppliers	2,780,819
Loan to related parties	69,011
Taxes receivable	1,641,012
Total Current Assets	14,856,889

Property, plant and equipment, net of
accumulated depreciation of $1,568,284	12,963,050

Other assets:
Intangible assets, net	1,526,263
Goodwill	127,180
Total other assets	1,653,444

Total Assets	$ 29,473,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,940,496
Customer deposits	98,129
Accrued expenses and other payables	259,648
Total Current Liabilities	2,298,273

Long-term liabilities:
Note payable	418,817

Total Liabilities	2,717,090

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 60,000,000 shares authorized;
49,627,710 shares issued and outstanding as of June 30, 2007	49,628
Additional paid-in-capital	17,518,843
Accumulated other comprehensive income	1,578,459
Retained earnings	7,609,362
Total Stockholders' Equity	26,756,293

Total Liabilities and Stockholders' Equity	$ 29,473,383

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the six and three months ended June 30, 2007 and 2006

	Three-Month Ended		Six-Month Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)

Revenues	$ 7,697,363	$ 3,175,452	$ 13,049,083	$ 5,084,449

Cost of Goods Sold	4,023,604	2,133,663	6,821,830	3,340,483

Gross Profit	3,673,759	1,041,789	6,227,253	1,743,966

Operating Expenses
Selling, general and administrative	393,589	399,628	1,664,847	772,384

Operating income	3,280,171	642,161	4,562,406	971,582

Other Income (Expenses)	4,778	(70,496)	5,636	(131,384)

Income Before Income Taxes	3,284,948	571,665	4,568,042	840,198

Provision for Income Taxes	-	-	-	-

Net Income	$ 3,284,948	$ 571,665	$ 4,568,042	$ 840,198

Basic and diluted income per common share	$ 0.07	$ 0.01	$ 0.09	$ 0.02

Weighted average number of common shares outstanding	49,627,710	44,664,450	49,627,710	44,015,591

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six months ended
	June 30,
	2007	2006
	Unaudited	Unaudited
		(Restated)
Cash Flows From Operating Activities:
Net income	$ 4,568,042	$ 840,198
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	304,770	363,543
Amortization of prepaid consulting expenses	178,668	177,218
Amortization of stock compensation	249,561	164,178

Changes in operating assets and liabilities:
Accounts receivable	(3,265,054)	(862,427)
Inventory	(217,612)	69,310
Other receivable & prepayments	(1,721,771)	105,738
Prepaid taxes	(1,641,012)	-
Accounts payable, accrued expenses and other payables	1,267,573	(578,786)
Unearned revenue	49,277	(15,598)
Net cash provided by (used in) opearating activities	(227,558)	263,374

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(922)	(8,801)
Collection on loan to related parties	815,918	-
Net cash provided by (used in) investing activities	814,996	(8,801)

Cash Flows From Financing Activities
Repayments of notes payable	-	(292,365)
Proceeds from notes payable	34,404	-
Net cash provided by (used in) financing activities	34,404	(292,365)

Effect of exchange rate changes on cash and cash equivalents	236,610	21,598

Increase (decrease) in cash and cash equivalents	858,452	(16,194)
Cash and Cash Equivalents - Beginning of period	12,630	17,708
Cash and Cash Equivalents - End of period	$ 871,082	$ 1,514

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont’d)

For the Six months ended
June 30,
2007	2006
Unaudited	Unaudited
(Restated)

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$ -	$ 131,384
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of minority interest	$ -	$ 5,890,297
Common stock issued for acquisition of the patent	$ -	$ 4,400
Common stock issued for consulting services	$ -	$ 34,800
Common stock issued for incentive stock options	$ -	$ 5,207,000

The accompanying notes are an integral part of these condensed consolidated financial statements

5

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

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

The Company is engaged in develop, design, manufacture and sales of rechargeable polymer lithium-ion batteries through its wholly owned subsidiaries, Cashtech and ZQPT. The Company’s main operations are located in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2006 Form 10-KSB.

6

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE, 2007 AND 2006 (UNAUDITED)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of June 30, 2007, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and without requiring collateral. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE, 2007 AND 2006 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

The functional currency of ZQPT is the Chinese Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in accumulated other comprehensive income.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position and results of operations.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE, 2007 AND 2006 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at June 30, 2007:

Building and improvements	$ 10,959,536
Machinery and equipment	3,201,849
Motor Vehicles	160,288
14,531,334
less: Accumulated Depreciation	(1,568,284)

Total property, plant and equipment, net	$ 12,963,050

Property, plant and equipment are generally stated at cost less accumulated depreciation. Upon acquisition of the 30% minority interest (Note 1), the buildings and building improvements have been adjusted to its fair market value due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill.

Depreciation expense for the six months ended June 30, 2007 and 2006 was $251,956 and $299,463, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  The costs involved with construction in progress were $ - 0 - and $4,324,079 for the six months ended June 30, 2007 and 2006, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE, 2007 AND 2006 (UNAUDITED)

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

The Company amortizes the patents over a 10 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of June 30, 2007, no impairment of intangible assets has been recorded.

Net intangible assets at June 30, 2007 were as follows:

Rights to use land and power	$ 904,778
Patents	793,811
1,698,589
Less: accumulated amortization	(172,326)

$ 1,526,263

Amortization expense was $52,814 and $60,730 for the six months ended June 30, 2007 and 2006.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE, 2007 AND 2006 (UNAUDITED)

5. GOODWILL

Upon acquisition of the 30% minority interest (Note 1), the Company allocated amounts to the fixed assets, equipments and intangibles to reflect their fair value. Goodwill represents the excess of the purchase price over the fair value of those net tangible and identifiable intangible assets of the 30% minority interest acquired. Goodwill is tested for impairment on an annual basis and in between annual test dates if events or circumstances indicate that the fair value of the Company’s net assets is below its book value.

At the end of the fiscal year 2006, the Company performed a goodwill valuation test and determined that they had in fact overpaid for the acquisition of the 30% minority interest at the beginning of the year. A goodwill impairment loss in the amount of $2,050,204 was recognized to reflect the proper value of the goodwill.

6. LOAN TO RELATED PARTIES

The Company has loans receivable in the amount of $69,011 from its affiliates, which are also owned by the CEO of the Company. All loans are unsecured and interest free.  The management of the Company expects the entire amount of the outstanding loans will be repaid within one year.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE, 2007 AND 2006 (UNAUDITED)

7. STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of June 30, 2007, and changes for the six months ended June 30, 2007  is presented below :

Unearned stock compensation as of January 1, 2007	$ 2,635,214
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(132,880)

Unearned stock compensation as of June 30, 2007	$ 2,502,334

In addition, the compensation cost capitalized as an offset to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 plan in prior years and current period was $941,057.  The amortization for the six months ended June 30, 2007 and 2006 was $178,668 and $177,218, respectively.

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

7. STOCK-BASED COMPENSATION (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE, 2007 AND 2006 (UNAUDITED)

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

No award shall be made under the 2006 Plan after December 31, 2015.

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of June 30, 2007 is presented below:

Unearned stock compensation as of January 1, 2007	$ 4,052,777
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(116,682)

Unearned stock compensation as of June 30, 2007	$ 3,936,095

Other than the transaction as detailed above, no options or awards have been made, exercised or lapsed during the six months ended June 30, 2007 and 2006 under the 2004 Plan and the 2006 Plan.

8. WARRANTIES

The Company warrants that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the six months ended June 30, 2007 and 2006, no amounts have been considered necessary to reserve for warranty costs.

9. COMMITMENTS AND CONTINGENCIES

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE, 2007 AND 2006 (UNAUDITED)

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

11. SUBSEQUENT EVENT

On July 15, 2007, ABAT and ROI Group, LLC had entered into a public relations service agreement. The agreement calls for a monthly cash retainer plus 200,000 warrants expiring July 15, 2012 with a strike price of $6.00 per share. The contract term is for six months with renewal rights every six month up to five years..

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

During 2006 we began to realize the benefit of our capital investment, as our total revenue for the year quadrupled to $16,329,340.  That growth continued in the first six months of 2007, as our revenue grew to $13,049,083, a 157% increase from the $5,084,449 in revenue realized in the first six months of 2006.  Based on results to date and firm orders already in place,  we expect that in 2007 we will substantially exceed the revenue level we realized in 2006.

ZQ Power-Tech realized a 48% gross margin on its sales in the six months ended June 30, 2007, as contrasted with a 34% gross margin on sales in the first six months of 2006.  The increase in gross margin was primarily a result of our implementation of advanced production management systems.  We also gained experience with our new production lines, which enabled us to improve the efficiency of the lines and to discover lower-cost sources of raw materials for our products.   Our gross margin ratio in the future will depend considerably upon which of ZQ Power-Tech’s products are dominating sales.  However we do expect our operations in 2007 and beyond to approximate the efficiency level we have recently realized.

Our selling, general and administrative expense increased by 116% from the first six months of 2006 ($772,384 – 15% of revenue) to the first six months of 2007 ($1,664,847 – 13% of revenue).   However, there was included in the expenses for the quarter ended March 31, 2007 a one-time compensation charge of $893,896, arising from a bonus granted to management.  Without that one-time charge, the selling, general and administrative expenses during the six months ended June 30, 2007 were $770,951, representing 6% of revenues.  This overall reduction in the ratio of our G&A expense to our revenues reflected, in part, our efforts to increase efficiencies in our operations.

Also included in our general and administrative expense in the first six months of 2007 was $428,229 attributable to amortization of the market value of stock that we granted to employees or consultants, primarily during 2004.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  At June 30, 2007 there remained $7,165,371 in unamortized stock compensation and prepaid consulting expenses on the Company’s books.  This sum will be amortized over the expected duration of the employment or service of the recipients of the shares.

Our revenue less expenses produced a net pre-tax income of $4,568,042 for the six months ended June 30, 2007.  As a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech is entitled to exemption for income taxes during 2006 and 2007, followed by a 50% abatement from 2008 to 2010.  Accordingly, our net income for the first six months of 2007 was $4,568,042, or $.09 per share, compared to $840,198 in income realized in the first six months of 2006.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first six months of 2007, the effect of converting our financial results to Dollars was to add $603,872 to our accumulated other comprehensive income.

Liquidity and Capital Resources

During 2006 we repaid most of the loans we incurred to fund the construction of our manufacturing facility.  At June 30, 2007 our debt was now limited to a $418,817 note payable.

At June 30, 2007 ZQ Power-Tech had a working capital balance of $12,558,616, an improvement of $5,571,133 from the working capital balance at December 31, 2006.  The primary reason for the improvement in working capital was the net income realized from operations in the six months ended June 30, 2007.

Our operations used $227,558 in cash during the first six months of 2007, as compared to $263,374 generated in the first six months of 2006.  We realized negative cash from operations despite recording net income for the period primarily due to a $3.27MM increase in accounts receivable and a $1.72MM increase in other receivables.  We also prepaid $1.64MM in taxes, in order to allocate the benefit of the current temporary tax holiday over a longer period.

ZQ Power-Tech has sufficient liquidity to fund its near-term operations and to fund expansion of its operations – such as the current development of a dedicated assembly line for miner’s lamps.  Our principal capital resource available is $12,963,050 in property, plant and equipment, which ZQ Power-Tech owns free of liens.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that additional secured financing will be available to it on favorable terms when needed

Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

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

Date:  August 14, 2007

         By: /s/ Zhiguo Fu

         Name:  Zhiguo Fu

                                  Title: Chief Executive Officer

Date:  August 14, 2007

        By: /s/ Sharon Xiaorong Tang

                                  Name:  Sharon Xiaorong Tang

                                  Title: Chief Financial Officer