Form 10KSB/A
period 2006-12-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2007-08-30
CIK 745651

  UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Transitional Small Business Disclosure Format:

Yes [   ]   No   [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

Amendment No. 1

This amendment is being filed in order to correct the explanations of impairment testing and loss in Notes 5 and 6 to the Consolidated Financial Statements, and to correct certain erroneous classifications in the Stockholders’ Equity section of the Balance Sheet.

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

The technology utilized in producing polymer lithium-ion batteries is widely available throughout the world, and is utilized by many competitors, both great and small.  ZQ Power-Tech’s patents give it some competitive advantage with respect to certain products.  However, the key to competitive success will be ZQ Power Tech’s ability to deliver high quality products in a cost-efficient manner.  This, in turn, will depend on the quality and efficiency of the assembly lines that we have been developing at our plant in Harbin.

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

  Our selling, general and administrative expense nearly tripled from 2005 ($1,254,454 – 30% of revenue) to 2006 ($3,655,082 – 22% of revenue).   However, the majority portion of our 2006 selling, general and administrative expense was the result of a $2,050,204 write-off of goodwill.  Our impairment testing at year-end indicated that the book value we had ascribed to the minority interest in ZQ Power-Tech in January 2006 was impaired in that amount, which necessitated the write-off.  Without that write-off, our selling, general and administrative expense would have increased only 28% (while our revenue increased four-fold), reflecting, in part, our efforts to increase efficiencies in our operations.

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

21

Subsidiaries –  Cashtech Investment Limited

     Heilongjiang ZhongQiang Power-Tech Co., Ltd.

Consent of Bagell, Josephs, Levine & Company, LLC

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

22

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

PKF

Certified Public Accountants

Hong Kong

March 17, 2006

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$ 12,630
Accounts receivable	4,946,971
Inventory	439,246
Other receivables	660,828
Advance to suppliers	1,024,303
Loan to related parties	884,929
Total Current Assets	7,968,906

Property, plant and equipment, net of accumulated depreciation of $1,283,926	12,888,816

Other assets:
Intangible assets, net	1,540,208
Goodwill	124,051
Total other assets	1,664,259

Total Assets	$ 22,521,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	618,063
Customer deposits	48,852
Accrued expenses and other payables	314,508
Total Current Liabilities	981,423

Long-term liabilities:
Note payable	384,413

Total Liabilities	1,365,836

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 60,000,000 shares authorized;
49,627,710 shares issued and outstanding	49,628
Additional paid-in-capital	17,090,614
Accumulated other comprehensive income	974,584
Retained earnings	3,041,320
Total Stockholders' Equity	21,156,146

Total Liabilities and Stockholders' Equity	$ 22,521,982

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED DECEMBER 31,

	2006	2005

Revenues	$ 16,329,340	$ 4,222,960
Cost of Goods Sold	7,344,642	2,832,569

Gross Profit	8,984,698	1,390,391

Selling, general and administrative expenses	3,655,082	1,254,454

Income from operations	5,329,616	135,937

Other Income and (Expenses)
Subsidy income	-	68,264
Interest income	45	-
Interest expense	(237,193)	(198,787)
Other income(expense)	(9,282)	1,532
Total other income and (expenses)	(246,430)	(128,991)

Income before income taxes (benefit) and minority interests	5,083,186	6,946

Provision for income taxes (benefit)	(907,362)	-

Minority interests	-	164,583

Net Income	$ 5,990,548	$ (157,637)

Basic & Diluted Income (Loss) Per Share	$ 0.13	$ (0.01)

Weighted Average Number of Common Shares Outstanding	46,569,371	23,308,983

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$ 5,990,548	$ (157,637)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	516,316	536,245
Amortization of prepaid consulting expenses	357,335	360,775
Amortization of stock compensation	424,942	118,067
Impairment loss of goodwill	2,050,204
Minority interest	-	164,583

Changes in operating assets and liabilities:
Accounts receivable	(2,989,042)	(1,925,071)
Inventory	(44,447)	(138,438)
Other receivable & prepayments	(759,465)	(591,291)
Accounts payable, accrued expenses and other payables	(1,076,436)	1,481,107
Unearned revenue	(73,573)	(703,436)
Welfare payable	52,556	56,842
Net cash provided by (used in) operating activities	4,448,940	(798,254)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(104,536)	(2,297,050)
(Additions) reduction to construction in process	-	(234,328)
Net cash (used in) investing activities	(104,536)	(2,531,378)

Cash Flows From Financing Activities
Repayment of bank loans	(3,743,743)	853,300
Proceeds from notes payable	-	55,417
Repayment of notes payable	-	(20,113)
Loan (to) from related parties	(884,929)	1,691,542
	(4,628,672)	2,580,146

Effect of exchange rate changes on cash and cash equivalents	279,191	9,179

Increase (decrease) in cash and cash equivalents	(5,078)	(740,307)

Cash and Cash Equivalents - Beginning of year	17,708	758,015

Cash and Cash Equivalents - End of year	$ 12,630	$ 17,708

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$ 237,193	$ 198,787
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in progress to fixed assets	$ 3,936,970	$ -
Common stock issued for cancellation of debt	$ -	$ 3,383,084
Common stock issued for acquisition of minority interest	$ 5,890,297	$ -
Common stock issued for incentive stock options	$ 5,207,000	$ 2,024,000
Common stock issued for prepaid consulting services	$ 34,800	$ 10,400
Common stock issued for acquisition of the patent	$ 4,400	$ -

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

Value added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT Payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

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

The Company amortizes the patents over a 10 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2006, no impairment of intangible assets has been recorded.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006 AND 2005

Net intangible assets at December 31 were as follows:

Rights to use land and power	$895,398
Patents	785,582
1,680,980
Less: accumulated amortization	(140,772)
$1,540,208

Amortization expense was $89,998 and $17,345 for the years ended December 31, 2006 and 2005.

6. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 30% minority interest acquired (Note 1). Goodwill is tested for impairment on an annual basis and in between annual test dates if events or circumstances indicate that the carrying amount of goodwill  exceeds its implied fair value. The Company determined the implied fair value of goodwill by allocating the price paid to acquire the 30% minority interest to all of its assets and liabilities.

At the end of the fiscal year 2006, the Company performed a goodwill valuation test and found that the carrying value of the goodwill in fact exceeds the fair value of the 30% minority interest acquired at the beginning of the year. A goodwill impairment loss in the amount of $2,050,204 was recognized to reflect the fair value of the goodwill.

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

13. RESTATEMENT

We have restated the consolidated financial statements for the year ended December 31, 2006 as a result of incorrect explanations made to describe the impairment loss of Goodwill in original Note 6 and Note 5 and improper reclassifications.

This restatement does not have any impact on income per share or equity. It is simply to revise the incorrect explanations and improper reclassifications.

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

/s/ Liqui Bai

Liqui Bai, Director

/s/ John McFadden

John McFadden, Director

_____________________

Yulin Hao, Director

______________________

Ning Li, Director

_____________________

Shaoqiu Xia, Director

______________________

Shiyan Yang, Director