Form 10QSB
period 2007-09-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2007-11-09
CIK 745651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  [  ] No  [X]

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock                   Outstanding as of November 8, 2007

Common Stock, $0.001 par value                                                49,688,998

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

September 30,
2007
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$ 2,551,890
Accounts receivable	11,048,874
Inventory	1,596,346
Other receivables	105,742
Advance to suppliers	2,684,192
Loans to related parties	70,109
Taxes receivable	1,478,660
Total Current Assets	19,535,813

Property, plant and equipment,	12,984,648
net of accumulated depreciation of $1,778,465
Other assets:
Intangible assets, net	1,522,593
Goodwill	129,204
Total other assets	1,651,797

Total Assets	$ 34,172,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,380,968
Customer deposits	66,320
Accrued expenses and other payables	216,558
Total Current Liabilities	2,663,846

Long-term liabilities:
Note payable	425,480

Total Liabilities	3,089,326

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 60,000,000 shares authorized;
49,688,998 shares issued and outstanding as of September 30, 2007	49,689
Additional paid-in-capital	17,773,397
Accumulated other comprehensive income	2,053,814
Retained earnings	11,206,032
Total Stockholders' Equity	31,082,932

Total Liabilities and Stockholders' Equity	$ 34,172,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the nine and three months ended September 30, 2007 and 2006

	Three-Months Ended		Nine-Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)

Revenues	$ 8,573,009	$ 4,052,260	$ 21,622,092	$ 9,136,709

Cost of Goods Sold	4,591,683	2,711,785	11,413,513	6,052,268

Gross Profit	3,981,326	1,340,475	10,208,579	3,084,441

Operating Expenses
Selling, general and administrative	389,613	288,959	2,054,460	1,061,343

Operating income	3,591,713	1,051,516	8,154,119	2,023,098

Other Income (Expenses)	4,957	(53,207)	10,593	(184,591)

Income Before Income Taxes	3,596,670	998,309	8,164,712	1,838,507

Provision for Income Taxes	-	-	-	-

Net Income	3,596,670	998,309	8,164,712	1,838,507

Other Comprehensive Income:
Foreign currency translation adjustment	475,355	97,303	1,079,230	149,558

Comprehensive Income	$ 4,072,025	$ 1,095,612	$ 9,243,942	$ 1,988,065

Basic and diluted income per common share	$ 0.07	$ 0.02	$ 0.16	$ 0.04

Weighted average number of common shares outstanding	49,645,031	49,127,170	49,633,547	42,041,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30.
	2007	2006
	Unaudited	Unaudited
		(Restated)
Cash Flows From Operating Activities:
Net income	$ 8,164,712	$ 1,838,507
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	522,801	589,169
Amortization of prepaid consulting expenses	268,001	265,681
Amortization of stock compensation	414,843	277,757

Changes in operating assets and liabilities:
Accounts receivable	(6,101,903)	(2,047,894)
Inventory	(1,157,100)	89,857
Other receivable & prepayments	(1,104,804)	(356,218)
Prepaid taxes	(1,478,660)	-
Accounts payable, accrued expenses and other payables	1,664,955	(472,077)
Customer deposits	17,468	73,924
Net cash provided by operating activities	1,210,313	258,706

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,541)	(10,629)
Collection on loans to related parties	814,820	-
Net cash provided by (used in) investing activities	813,279	(10,629)

Cash Flows From Financing Activities
Repayments of notes payable	-	(290,225)
Proceeds from notes payable	41,067	-
Net cash provided by (used in) financing activities	41,067	(290,225)

Effect of exchange rate changes on cash and cash equivalents	474,602	27,646

Increase (decrease) in cash and cash equivalents	2,539,260	(14,502)

Cash and Cash Equivalents - Beginning of period	12,630	17,708
Cash and Cash Equivalents - End of period	$ 2,551,890	$ 3,206

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$ -	$ 184,603
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of minority interest	$ -	$ 5,890,297
Common stock issued for acquisition of the patent	$ -	$ 4,400
Common stock issued for consulting services	$ -	$ 34,800
Common stock issued for incentive stock options	$ 71,000	$ 5,207,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF THE COMPANY

Advanced Battery Technologies, Inc. ("ABAT" or the "Company") was incorporated in the State of Delaware on January 16, 1984.

On May 6, 2004, the Company completed a share exchange (the "Exchange") with the shareholders of Cashtech Investment Limited (“Cashtech”), a British Virgin Islands Corporation, who, at the time, owned 70% interest of Heilongjiang Zhong Qiang Power-Tech Co., Ltd. (“ZQPT”), a limited liability company established in the People’s Republic of China (the “PRC”). As a result of this share exchange transaction, there was   change of control in the Company as the shareholders of Cashtech became the majority shareholders of the Company.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2006 Form 10-KSB.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of September 30, 2007, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and without requiring collateral. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at September 30, 2007:

Building and improvements	11,296,536
Machinery and equipment	3,301,359
Motor Vehicles	165,218
14,763,113
less: Accumulated Depreciation	(1,778,465)

Total property, plant and equipment, net	12,984,648

Property, plant and equipment are generally stated at cost less accumulated depreciation. Upon acquisition of the 30% minority interest (Note 1), the buildings and building improvements have been adjusted to its fair market value due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill.

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $441,195 and $521,671, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  The costs involved with construction in progress were $ - 0 - and $4,372,942 for the nine months ended September 30, 2007 and 2006, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

The Company amortizes the patents over a 10 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of September 30, 2007, no impairment of intangible assets has been recorded.

Net intangible assets at September 30, 2007 were as follows:

Rights to use land and power	$ 932,599
Patents	818,220
1,750,819
Less: accumulated amortization	(228,226)

$ 1,522,593

Amortization expense was $81,606 and $67,498 for the nine months ended September 30, 2007 and 2006.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

At the end of the fiscal year 2006, the Company performed a goodwill valuation test and determined that the carrying value of the goodwill in fact exceeded its implied fair value. A goodwill impairment loss in the amount of $2,050,204 was recognized to reflect the fair value of the goodwill.

6. LOANS TO RELATED PARTIES

The Company has loans receivable in the amount of $70,109 from its affiliates, which are also owned by the CEO of the Company. All loans are unsecured and interest free.  The management of the Company expects the entire amount of the outstanding loans will be repaid within one year.

7. NOTE PAYABLE

In September 2003, the Company received a government-subsidized economic development loan from the Finance Bureau of City of Shuangcheng, where the Company’s principal operations are located. The note is an interest-free and unsecured demand loan with no fixed term of repayment. The Company has not received any notice of repayment on this loan from the Finance Bureau. The entire loan amount is classified as long-term debt because the Company does not believe it will be repaid within a year. The outstanding loan balance as of September 30, 2007 was $425,480.

8. STOCK-BASED COMPENSATION

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

8. STOCK-BASED COMPENSATION  (Continued)

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of September 30, 2007, and changes for the nine months ended September 30, 2007 is presented below:

Unearned stock compensation as of January 1, 2007	$ 2,635,214
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(199,320)

Unearned stock compensation as of September 30, 2007	$ 2,435,894

In addition, the compensation cost capitalized as an offset to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 plan. The amortization for the nine months ended September 30, 2007 and 2006 was $268,001 and $265,681, respectively.

At September 30, 2007 the aggregate of unearned stock compensation attributable to the Company’s contracts with consultants was $851,723. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months, and the unearned stock compensation will be amortized as expense over the respective terms of the contracts.  The following table shows the amortization of the unearned stock compensation relating to consulting contracts.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

8. STOCK-BASED COMPENSATION  (Continued)

Year

Amortization

2007

$

89,334

2008

$

357,335

2009

$

 146,364

2010

$

123,335

2011

$

 112,291

2012

$

 17,256

2013

$          5,808

Total

$      851,723

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

8. STOCK-BASED COMPENSATION  (Continued)

Options granted under the 2006 Plan shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall in each instance approve, which need not be the same for each grant or for each participant.

No award shall be made under the 2006 Plan after December 31, 2015.

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of September 30, 2007 is presented below:

Unearned stock compensation as of January 1, 2007	$ 4,052,777
Unearned stock compensation granted	71,000
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(215,523)

Unearned stock compensation as of September 30, 2007	$ 3,908,254

Other than the transaction as detailed above, no options or awards have been made, exercised or lapsed during the nine months ended September 30, 2007 and 2006 under the 2004 Plan and the 2006 Plan.

9. WARRANTIES

The Company warrants that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the nine months ended September 30, 2007 and 2006, no amounts have been considered necessary to reserve for warranty costs.

10. COMMITMENTS AND CONTINGENCIES

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES (Continued)

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

11. RESTATEMENT

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

The impact of this restatement on the financial statements as originally reported is summarized below:

	September 30, 2006
	As Reported	As Restated
Property, plant and equipment, net	7,629,309	8,155,911
Construction in progress	4,011,606	4,372,942
Right to use land and power, net	420,985	813,261
Patents, net	100,029	746,018
Goodwill	-	2,146,774
Total Assets	19,062,273	23,135,250
Additional paid-in capital	14,050,593	18,151,465
Accumulated deficit	(1,027,502)	(1,055,397)
Total Liabilities and Stockholders' Equity	19,062,273	23,135,250

Depreciation and amortization expenses	533,537	589,169
General and administrative expenses	958,484	1,041,703
Net income	1,921,726	1,838,507
Net income per share	$0.05	$0.04

12. SUBSEQUENT EVENT

On October 9, 2007, the Company’s common stock began trading on the American Stock Exchange under the symbol “GBT”.

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

During 2006 we began to realize the benefit of our capital investment, as our total revenue for the year quadrupled to $16,329,340.  That growth continued in the first nine months of 2007, as our revenue grew to $21,622,092, a 137% increase from the $9,136,709 in revenue realized in the first nine months of 2006.  Likewise, revenue in the quarter ended September 30, 2007 totaled $8,573,009, a 112% increase over revenue in the third quarter of 2006.  Based on results to date and firm orders already in place, we expect our revenue growth to continue in the coming months.

ZQ Power-Tech realized a 47% gross margin on its sales in the nine months ended September 30, 2007, as contrasted with a 34% gross margin on sales in the first nine months of 2006.  The increase in gross margin was primarily a result of our implementation of advanced production management systems.  We also gained experience with our new production lines, which enabled us to improve the efficiency of the lines and to discover lower-cost sources of raw materials for our products.   Our gross margin ratio in the future will depend considerably upon which of ZQ Power-Tech’s products are dominating sales.  However we do expect our operations in the remainder of 2007 and beyond to approximate the efficiency level we have recently realized.

Our selling, general and administrative expense increased by 94% from the first nine months of 2006 ($1,061,343 – 12% of revenue) to the first nine months of 2007 ($2,054,460 –

10% of revenue).   However, there was included in the expenses for the quarter ended March 31, 2007 a one-time compensation charge of $893,896, arising from a bonus granted to management.  Without that one-time charge, the selling, general and administrative expenses during the nine months ended September 30, 2007 were $1,160,564, representing 5% of revenues.  This overall reduction in the ratio of our G&A expense to our revenues reflected, in part, our efforts to increase efficiencies in our operations.  Those efforts were further evidenced by the quarter-to-quarter improvement in our G&A-to-revenue ratio, as we incurred $389,613 in selling, general and administrative expenses in the quarter ended September 30, 2007, equating to 4% of revenue, compared to $288,959 in the quarter ended September 30, 2007, equating to 7% of revenue.

Also included in our general and administrative expense in the first nine months of 2007 was $682,844 attributable to amortization of the market value of stock that we granted to employees or consultants, primarily during 2004.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  At September 30, 2007 there remained $7,195,871 in unamortized stock compensation and prepaid consulting expenses on the Company’s books.  This sum will be amortized over the expected duration of the employment or service of the recipients of the shares.

Our revenue less expenses produced a net pre-tax income of $8,164,712 for the nine months ended September 30, 2007, and net income of $3,610,193 for the quarter then-ended.  As a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech is entitled to exemption for income taxes during 2006 and 2007, followed by a 50% abatement from 2008 to 2010.  Accordingly, our net income for the first nine months of 2007 was $8,164,712, or $.16 per share, compared to $1,838,507 in net income realized in the first nine months of 2006.  For the third quarter of 2007, our net income was $3,596,670, compared to $998,309 in the third quarter of 2006.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first nine months of 2007, the effect of converting our financial results to Dollars was to add $1,079,230 to our accumulated other comprehensive income.

Liquidity and Capital Resources

During 2006 we repaid most of the loans we incurred to fund the construction of our manufacturing facility.  At September 30, 2007 our debt was now limited to a $425,480 note payable.

At September 30, 2007 ZQ Power-Tech had a working capital balance of $16,871,967, an improvement of $9,884,484 from the working capital balance at December 31, 2006.  The primary reason for the improvement in working capital was the net income realized from operations in the nine months ended September 30, 2007.

Although we realized $8,164,712 in net income for the nine months ended September 30, 2007, our operations generated only $1,210,313 during that same period.  The primary reason for the disparity between net income and cash flow was the increase of our accounts receivable by $6,101,903 during this period.  The relatively large increase in our accounts receivable is attributable to the rapid growth of our sales as well as to the fact that, as we strive to capture a position in the battery market, we often afford customers extended payment terms as a means of securing their business.  In addition, cash flow was negatively affected by a $1,157,100 increase in inventory in anticipation of future sales growth, as well as a $1,104,804 increase in other receivables and prepayments, incurred for the same reason.  In addition, despite our temporary exemption from Chinese income tax, we also increased our prepaid taxes by $1,478,660, as China requires us to pay the tax, which it subsequently refunds.

ZQ Power-Tech has sufficient liquidity to fund its near-term operations and to fund expansion of its operations – such as the current development of a dedicated assembly line for miner’s lamps.  Our principal capital resource available is $12,984,648 in property, plant and equipment, which ZQ Power-Tech owns free of liens.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, we believe that additional secured financing will be available to us on favorable terms when needed

Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Risk Factors That May Affect Future Results

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information contained in this Quarterly Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

We may be unable to gain a substantial share of the market for batteries.

We have only one product line, rechargeable polymer lithium-ion batteries.  We began marketing our batteries in the Spring of 2004, and only began to report substantial revenue at the end of 2005.  There are many companies, large and small, involved in the market for rechargeable batteries.  Some of our existing and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources.  It will be difficult for us to establish a reputation in the market so that manufacturers chose to use our batteries rather than those of our competitors.  Unless we are able to expand our sales volume significantly, we will not be able to operate efficiently and our business will fail.

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

We may have difficulty establishing adequate management and financial controls in China and in complying with U.S. corporate governance and accounting requirements.

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

We are also subject to the rules and regulations of the United States, including the SEC, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the American Stock Exchange.  We expect to incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and requirements in connection with the continued listing of our common stock on the American Stock Exchange. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because all of our current revenues and most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of our resources.

Our operations are international, and we are subject to significant political, economic, legal and other uncertainties (including, but not limited to, trade barriers and taxes that may have an adverse effect on our business and operations.

We manufacture all of our products in China and substantially all of the net book value of our total fixed assets is located there. However, we sell our products to customers outside of China as well as domestically. As a result, we may experience barriers to conducting business and trade in our targeted markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, as well as substantial taxes of profits, revenues, assets or payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products.  Any of these barriers and taxes could have an adverse effect on our finances and operations.

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

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

Our operating subsidiary, ZQ Power-Tech, is subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Our consolidated business and operating results could be materially and adversely affected if ZQ Power-Tech were required to increase expenditures to comply with any new environmental regulations affecting its operations.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We may require additional financing to fund future operations, develop and exploit existing and new products and to expand into new markets. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

The American Stock Exchange may delist our common stock from trading on its exchange, which could limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the American Stock Exchange. We cannot assure you that our common stock will continue to be listed on the American Stock Exchange in the future.  If the American Stock Exchange delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

•

a limited availability of market quotations for our common stock;

•

a limited amount of news and analyst coverage for our company; and

•

a decreased ability to issue additional securities or obtain additional financing in the future.

 We do not intend to pay any cash dividends on our common stock in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.

We have never paid a cash dividend on our common stock.  We do not intend to pay cash dividends on our common stock in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.

Our international operations require us to comply with a number of U.S. and international regulations.

We need to comply with a number of international regulations in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions. The U.S. Department of The Treasury’s Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our future growth.

All of our assets are located in China and changes in the political and economic policies of the PRC government could have a significant impact upon what business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

Our principal operating subsidiary,  ZQ Power-Tech, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiary, ZQ Power-Tech, is a wholly foreign-owned enterprise organized under PRC law, commonly known as a WFOE. A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license. In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. We cannot assure you that ZQ Power-Tech will be able to obtain the necessary government approval for any change or expansion of our business scope.

New corporate income tax laws could adversely affect our business, financial condition and results of operations.

Under the Income Tax Laws of the PRC, ZQ Power-Tech is generally subject to an income tax at effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriated tax adjustments. However, ZQ Power-Tech is located in a specially designated technology zone which affords foreign-invested enterprises a two-year income tax holiday.  ZQ Power-Tech enjoys a tax exemption through December 31, 2007, and an additional 50% income tax reduction from January 1, 2008 to December 31, 2010.

On March 16, 2007, National People's Congress passed a new corporate income tax law, which will be effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China.  According to the new corporate income tax law, the applicable corporate income tax rate of our Chinese subsidiaries will incrementally decrease to 25% over a five-year period. We are expecting that the rules for implementation would be enacted by the Chinese government in the coming months. After the rules are enacted, we can better assess what the impact of the new unified tax law would be over this period. The discontinuation of any special or preferential tax treatment or other incentives may adversely affect our business, financial condition and results of operations.

We rely principally on dividends and other distributions on equity paid by our operating subsidiary to fund our cash and financing requirements, but such dividends and other distributions are subject to restrictions under PRC law. Limitations on the ability of our operating subsidiary to pay dividends or other distributions to us could have a material adverse effect on our ability to grow, make investments or acquisitions, pay dividends to you, and otherwise fund and conduct our business.

We are a holding company and conduct substantially all of our business through our operating subsidiary, ZQ Power-Tech, which is a limited liability company established in China. We rely on dividends paid by ZQ Power-Tech for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to ZQ Power-Tech to us only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. ZQ Power-Tech is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. In addition, ZQ Power-Tech is required to allocate a portion of its after-tax profit to its enterprise expansion fund and the staff welfare and bonus fund at the discretion of its board of directors. Moreover, if ZQ Power-Tech incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitations on the ability of ZQ Power-Tech Q to pay dividends or other distributions to us could have a material adverse effect on our ability to grow, make investments or acquisitions, pay dividends to you, and otherwise fund or conduct our business.

Our business development, future performance, strategic plans, and other objectives would be hindered if we lost the services of our Chairman.

Fu Zhiguo is the Chief Executive Officer of Advanced Battery Technologies and of our operating subsidiary, ZQ Power-Tech.  Mr. Fu is responsible for strategizing not only our business plan but also the means of financing it.  Mr. Fu has also, from time to time, provided his personal funds to meet the working capital needs of ZQ Power-Tech.  If Mr. Fu were to leave Advanced Battery Technologies or become unable to fulfill his responsibilities, our business would be imperiled.  At the very least, there would be a delay in the development of Advanced Battery Technologies until a suitable replacement for Mr. Fu could be retained.

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

Date:  November 8, 2007

         By: /s/ Zhiguo Fu

         Name:  Zhiguo Fu

                                  Title: Chief Executive Officer

Date: November 8, 2007

        By: /s/ Sharon Xiaorong Tang

                                  Name:  Sharon Xiaorong Tang

                                  Title: Chief Financial Officer