Form 10KSB
period 2007-12-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2008-03-28
CIK 745651

  UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

State the issuer’s revenues for its most recent fiscal year: $ 31,897,618.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of March 26, 2008 was $ 194,029,067.

As of March 26, 2008 the number of shares outstanding of the Registrant’s common stock was 49,688,998 shares, $.001 par value.

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

At the present time, ZQ Power-Tech produces only one finished product.  This is a cordless miner’s lamp equipped with a rechargeable PLI battery.  ZQ Power-Tech has sold its miner’s lamps to an agency of the Chinese government for several years, but recently expanded its market to private industry.  In 2006 ZQ Power-Tech received an order from a Hong Kong-based mining company for 450,000 battery cells for mine lamps, to be delivered over a three year period.  As a result of the expanded marketing, ZQ Power-Tech has installed a production line dedicated to mine lamps, which has a production capacity of 100,000 lamps per year.

All of ZQ Power-Tech’s other sales and pending contracts are for battery cells, which are sold on an OEM basis as a component of a finished product.  Among ZQ Power-Tech’s current customers are companies that use our batteries in cell phones, companies that use them in laptop computers, and a company that uses our batteries in its digital cameras.  One unique market for ZQ Power-Tech’s batteries opened when, in August 2007, they were successfully tested by oceanographers in deep sea drilling equipment utilized by the China National Oceanographic Institute.

Vehicle Batteries

Three years ago ZQ Power-Tech produced an automobile battery under a contract from the government of Harbin.  This rechargeable PLI battery weighs approximately 500 pounds, and is designed for commuter vehicles.  It permits a top speed of 75 mph, and a traveling distance of 200 miles per charge.  The battery discharges 5% of its energy per hour, when not in use, so daily recharging is necessary.  The battery can be recharged in 3 to 4 hours.

During the summer of 2005, ZQ Power-Tech signed a cooperation agreement with the Beijing Institute of Technology to participate in the development of an all-electric bus using ZQ Power-Tech rechargeable batteries.  To enhance the potential use of that battery, ZQ Power-Tech entered into a development and supply relationship with Altair Nanotechnologies, Inc. of Reno, Nevada.  During 2005 Altair supplied ZQ Power-Tech with nano-structured lithium spinel electrode materials that ZQ Power-Tech has successfully tested in its vehicle batteries.  The inclusion of these nanomaterials in ZQ Power-Tech’s batteries has significantly increased the power delivery and reduced the time required for recharge.  ZQ Power-Tech is currently conducting research and development activities aimed at exploiting the technological advantages that the Altair nanomaterials can provide throughout ZQ Power-Tech’s catalog of batteries.

The development of ZQ Power-Tech’s vehicle battery technologies has opened the door for a variety of relationships, with the result that ZQ Power-tech is gradually developing a significant presence in the growing market for vehicle batteries.  The initial success of this venture was marked, in the summer of 2004, by a $21 million order to supply 3.7 volt PLI battery sets for electric cars manufactured by Aiyingsi Company of Taiwan.  Aiyingsi and ZQ Power-Tech cooperated on development for two years, until in January 2006 Aiyingsi completed initial testing of ZQ Power-Tech batteries in thirty electric bicycles and motorcycles, and announced that it was satisfied with the results.  Initial shipments under the order were made during 2006 and have continued to date.

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

Later milestones in the growth of ZQ Power-Tech’s presence in the low emissions vehicle industry have been:

➢

In July 2006 ZQ Power-Tech received its first commercial order for bus batteries, as a Chinese bus manufacturer ordered five PLI battery packages.

➢

In March 2007 ZQ Power-Tech signed a sales contract with Beijing Guoqiang Global Technology Development Co. Ltd. to supply a total of 3,000 PLI battery sets for use in electric garbage trucks that were designed for the 2008 Olympics.  Shipments commenced in May 2007 and continued until February 2008.  The full contract was valued at $10,000,000.

➢

In July 2007 ZAP, a manufacturer of zero emissions vehicles located in the U.S., placed an order to pay $5.168 million for ZQ Power-Tech batteries for use in ZAP’s vehicles.

➢

In March 2008 ZQ Power-Tech announced that it had collaborated with Wuxi Angell on the development of an electric hybrid motorcycle that utilizes ZQ Power-Tech batteries.  The hybrid motorcycle is expected to be distributed in Europe in 2008, having already received the necessary CE markings.  Wuxi Angell has also signed letters of intent with dealers in the United States.

Backlog

ZQ Power Tech’s backlog of sales orders totaled approximately $49,169,000 on March 26, 2008.  On April 11, 2007 our backlog of orders totaled approximately $18,000,000.

Marketing

Initially, ZQ Power-Tech focused its marketing activities in southeast Asia, primarily China, Taiwan and Japan.  Within the past two years, however, we have expanded our market to include Europe and the United States.  The majority of our sales continue to be made directly by our marketing department.  However we have also established relationships with sales representatives in most of our major markets.  Our plan is to significantly expand our market presence now that our facilities have reached an operating level sufficient to service a much higher level of sales.

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

During 2003 ZQ Power Tech spent $493,114 on research and development as it completed the formulae for its polymer lithium-ion batteries.  From 2004 through 2006, however, our resources were focused toward implementing the assembly lines needed to introduce our products to the market on a mass scale.  Research and development expenditures in those three years were only $393,727 in total.  With the build-out of our initial facility completed, our cash and management personnel can again be focused on research, specifically, the development of a second-generation product line and the utilization of nanomaterials in our batteries.  During 2007, therefore, our research and development expenses grew to $383,871.

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

Employees

Advanced Battery Technologies has 4 employees, all of whom are involved in administration in our New York office.  ZQ Power-Tech has 1258 employees. 31 are involved in administration, 45 are involved in marketing, and 42 are involved in research and development and related technology services.  The remainder is employed in production capacities.  None of our employees belongs to a collective bargaining unit.

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

During 2004 ZQ Power-Tech commenced an ongoing program of expanding its production facility.  It has completed Building A and Building B, 30,000 square feet of manufacturing capacity, which now have a production capacity of approximately $40,000,000 per year, depending on the specific products being produced.   Due to the rapid increase in the Company’s sales, Management intends to develop additional assembly lines in Building C and Building D, as soon as the funds necessary for the development can be obtained.

In November 2003 ZQ Power-Tech received ISO9001 certification pertaining to Manufacturing and Quality Control Approval.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

Since February 26, 2008, the Company’s common stock has been listed on the NASDAQ Capital Market under the symbol “ABAT.”  From October 9, 2007 until February 26, 2008 the common stock was listed on The American Stock Exchange.  Prior to listing on The American Stock Exchange, the Company’s common stock was quoted on the OTC Bulletin Board.

Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years.  During the period when the common stock was quoted on the OTC Bulletin Board, the reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Bid
Quarter Ending	High	Low
March 31, 2006	$ .90	$ .41
June 30, 2006	$ 1.14	$ .55
September 30, 2006	$ .90	$ .62
December 31, 2006	$ .75	$ .56

March 31, 2007	$ 2.03	$ .60
June 30, 2007	$ 3.13	$ 1.21
September 30, 2007	$ 5.98	$ 2.51
December 31, 2007	$ 9.45	$ 3.17

(b) Shareholders

Our shareholders list contains the names of 396 registered stockholders of record of the Company’s Common Stock.

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

Advanced Battery did not effect any unregistered sales of equity securities during the 4th quarter of 2007

 (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007

Item 6

Management’s Discussion and Analysis

Results of Operations

 Near the end of 2004, ZQ Power-Tech obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang.  Production was reduced to minimal or none, as management focused on doubling the Company’s production capacity and training the necessary personnel.  Between 2004 and the end of 2005, the number of employees at our facility increased from 300 to, currently, 1258, as we more than doubled our production capacity to its current level of $40 million per year.  We now have two buildings (“A” and “B”) in full production.  As our revenues in 2007 reached $31 million and continue to grow, our plan is to outfit buildings “C” and “D” so as to double our production capacity.  Toward that end, our management has been engaged in discussions with potential sources of the capital necessary for the expansion.

In the fall of 2005 we returned to full production, shipping $4,222,960 of product in that year.  Our growth continued through 2006 and 2007, as we recorded $16,329,340 in revenue for 2006 and $31,897,618 in revenue for 2007.  Since we currently have a backlog of approximately $49,169,000, we expect to expand on the level of operations that we achieved during 2007.

ZQ Power-Tech realized a 43% gross margin on its sales in 2007, as contrasted with a 55% gross margin on sales in 2006.  In general, our gross margin ratio depends considerably upon which of ZQ Power-Tech’s products are dominating sales.  During 2007 a larger portion of our sales involved vehicle batteries, which have a lower gross margin than batteries for electronic batteries.  We expect our future operations to yield gross margins within the range defined by 2006 – 2007 operations.

Our selling, general and administrative expense increased from 2006 to 2007 at a rate somewhat in excess of the increase in our revenues.  While our revenues increased by 95% from 2006 to 2007, our selling, general and administrative expenses increased by 131%, from $1,423,621 to $3,283,230.  One factor that swelled the increase was the expense attributable to the Company’s listing on the American Stock Exchange during 2007, including legal and consulting expenses and listing fees.  In addition, considerable effort and expense was expended in connection with the Company’s as-yet unfulfilled efforts to obtain the financing necessary to implement production in our Building “C” and Building “C.”  We expect that for the immediate future, the increase in our selling, general and administrative expense will be roughly proportional to the increase in our revenues.

Included in our general and administrative expense in 2007 was $939,338 attributable to amortization of the market value of stock that we granted to employees or consultants, primarily during 2004.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  At December 31, 2007 there remained $6,939,377 in unamortized stock compensation on the Company’s books.  This sum will be amortized over the expected duration of the employment or service of the recipients of the shares.

In January 2006 the Company acquired the minority interest in its subsidiary, ZQ Power-Tech, resulting in 100% ownership.  At that time it recorded $2,050,204 as goodwill, representing the excess of the purchase price it paid over the fair value of the assets associated with the minority interest.  At the end of 2006, management determined that the goodwill was impaired and took a write-off in that amount.  Recently, however, management revisited that decision, and concluded that its decision to write-off the goodwill had not conformed to generally accepted accounting standards.  For that reason, the Company’s balance sheet and statement of operations for the year ended December 31, 2006 have been restated in this Report to reflect the reversal of the impairment charge.  The primary result of the restatement has been to increase both total assets at December 31, 2006 and net income for 2006 by $2,050,204.

The Company’s revenue less expenses produced a pre-tax income of $10,205,406 in 2007, compared to a net income of $7,133,390 in 2006.  As a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech was entitled to exemption for income taxes during 2006 and 2007, followed by a 50% abatement from 2008 to 2010.  Our net income for 2007, therefore, was identical to our pre-tax income, representing $0.22 per share.  On the other hand, our net income for 2006 was increased, when the Government of China refunded to us $907,362 that we had paid in excess of our tax liability for prior years.  With that addition, our net income for 2006 came to $5,990,548, or $.13 per share.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2007, the effect of converting our financial results to Dollars was to add $2,125,410 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Until December 2004, the development and initial operations of ZQ Power-Tech were financed primarily by contributions to capital made by Zhiguo Fu, the Company’s Chairman.  On December 1, 2004, ZQ Power-Tech entered into a Loan Agreement with China Financial Bank, and received a loan of 20 million RMB (approximately $2.4 million).  The Loan Agreement, as amended, required that the principal be paid in a balloon in November 2007.  During 2006, however, we repaid the loan.  Our debt is now limited to a $411,263 note payable to the Finance Bureau of the City of Shuangcheng and a $735,700 liability to our Chairman for funds he has deposited into our accounts.

Our Chairman, Zhiguo Fu, deposited that sum, despite our cash balance of $2,704,823 at the end of 2007, in anticipation of the cash we will require in order to expand our production capabilities.  Our revenue in 2007 reached a level equal to approximately 77% of the annual production capacity of our manufacturing plant.  With a current backlog of firm orders exceeding $49 million, the need for expansion is obvious.  Of the four factory buildings on our campus in the City of Harbin, two (Building “C” and Building “D”) remain unused.  Our plan is the utilize our available capital resources to fund the purchase of inventory and other working capital requirements of an expansion, while obtaining additional capital for equipment through the sale of equity.  To date, however, we have received no commitment for the necessary capital.

At December 31, 2007 ZQ Power-Tech had a working capital balance of $19,749,375, an improvement of $12,761,891from the working capital balance at December 31, 2006.  The primary reason for the improvement in working capital was the net income realized from 2007 operations.  It should be noted, however, that of the $19 million in working capital, $16 million is represented by accounts receivable – an amount equal to more than half the amount of our 2007 revenues.

Although we realized $10,205,406 in net income during 2007, our operations generated only $638,881 in cash during that same period.  The primary reason for the disparity between net income and cash flow was the increase of our accounts receivable by $11,079,633 during this period.  The relatively large increase in our accounts receivable is attributable, in part, to the rapid growth of our sales.  In addition, as we strive to capture a position in the battery market, we often permit new customers to delay payment of invoiced amounts, a practice that is in keeping with business practices commonly accepted in China.  These concessions are usually indefinite and informal and, legally, we can demand payment at any time.  We permit the delay in order to develop goodwill with the customer.  Because the concessions are based on Chinese business custom, we do not consider them to be unnecessarily risky.  In fact, we have experienced no significant events of default by our customers.  The effect of the practice on our cash flow, however, has been to reduce our liquidity at the expense of sales growth.  The resulting disparity between income and cash is the reason that our Chairman contributed $735,700 of his own funds to assure that we will have sufficient liquidity to serve our backlog in the coming months.

ZQ Power-Tech has sufficient liquidity to fund its near-term operations and to fund the working capital demands of an expansion of its operations.  If our efforts to obtain equity-based financing for our production expansion are unavailing, we have available $13,243,236 in property, plant and equipment, which ZQ Power-Tech owns free of liens.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that secured financing will be available to it on favorable terms if needed

Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2007, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  The first was our determination, detailed in Note 12 to the Financial Statements, that we had no need of a reserve for warranty costs.  The primary reason for the determination was the fact that we have received no warranty claims to date.  The second was our determination, detailed in Note 10 to the Financial Statements, to amortize the stock compensation that we gave to our employees in 2005 and 2006 over an average of 18.5 years.  The determination was based on the senior status of the employees, and our expectation that they will remain employed by ZQ Power-Tech for at least that period.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007.

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

Risk Factors That May Affect Future Results

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information contained in this Annual Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

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

We are also subject to the rules and regulations of the United States, including the SEC, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Stock Market.  We expect to incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and requirements in connection with the continued listing of our common stock on The NASDAQ Stock Market. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

The NASDAQ Capital Market may delist our common stock from trading on its exchange, which could limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the NASDAQ Capital Market. We cannot assure you that our common stock will continue to be listed on the NASDAQ Capital Market in the future.  If the NASDAQ Capital Market delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

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

Under the Income Tax Laws of the PRC, ZQ Power-Tech is generally subject to an income tax at effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriated tax adjustments. However, ZQ Power-Tech is located in a specially designated technology zone which affords foreign-invested enterprises a two-year income tax holiday.  ZQ Power-Tech enjoyed a tax exemption through December 31, 2007, and will enjoy an additional 50% income tax reduction from January 1, 2008 to December 31, 2010.

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

(c)

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.

Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b.

Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained at our executive offices in the City of Harbin, then translated into English and adjusted to reflect U.S accounting principles at our executive offices in New York City.  The lack of personnel in our Harbin office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

c.

Lack of an adequate system for reflecting in our Chinese-based books and records the accounting adjustments made in our New York office.  From time to time it has occurred that adjusting journal entries made by the personnel in our New York office in connection with our end-of period accounting have not been properly reflected in the books and records maintained in our Harbin office.  The lack of an adequate system to assure that these adjustments are reflected throughout our books and records is a weakness because it could lead to erroneous entries in subsequent financial statements.

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.  Other Information

None.

PART III

Item 9.

   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zhiguo Fu	58	Chairman, Chief Executive Officer	2004
Sharon Tang	49	Chief Financial Officer	--
Guohua Wan	55	Director	2004
Guopeng Gao	35	Director	2005
Hongjun Si	32	Director	2005
Liqui Bai	38	Director	2005
John McFadden	64	Director	2007
Yulin Hao	63	Director	2007
Ning Li	54	Director	2007
Shaoqiu Xia	61	Director	2007
Shiyan Yang	45	Director	2007
Cosimo J. Patti	58	Director	2007

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

Sharon Xiaorong Tang.  Ms. Tang has been employed as Chief Financial Officer since 2007.  From 2006 to 2007 Mr. Tang was employed as Managing Director of First Federal Group of Companies, Inc. in New York City, where she managed investment banking and financial transactions for client companies.  For three months prior to that engagement, Ms. Tang was employed as Vice President by Crucible Capital Group, Inc.  From 1998 until 2006, Ms. Tang was employed as a Financial Advisor by Smith Barney, Citigroup in New York City.  Ms. Tang was awarded an M.B.A. by the Zicklin School of Business at Baruch College in 2005.  In 1988 Ms. Tang was awarded a M.S. degree in Chemical Engineering by the University of Rochester.  In 1982 Ms. Tang was awarded a B.S. degree with a concentration in Chemistry by the Peking University in Beijing, China.

Wan Guohua.  Since 2003 Ms. Wan has been the General Manager of ZQ Power-Tech.  From 2005 until 2007, Ms. Wan also served as Chief Financial Officer of Advanced Battery Technologies, Inc.  From 1999 until 2003 Ms. Wan was Vice President and Chief Financial Officer of Harbin Ridaxing Science and Technology Co., Ltd.

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

Cosimo J. Patti.  Mr. Patti has over 35 years of managerial experience in the financial services industry.  Since 1999 Mr. Patti has been employed as President of Technology Integration Group, Inc. d/b/a FSI Advisors Group.  FSI Advisors Group is an international consortium of financial services boutiques.  Mr. Patti has been responsible for procuring business opportunities for the member firms.  During the period from 2002 to 2004 Mr. Patti was also employed by iCi/ADP as Senior Director Applications Planning, with responsibility for managing the applications planning area of the fixed income software subsidiary of ADP.  Mr. Patti serves as an Industry Arbitrator for both the NASD and the New York Stock Exchange.

Audit Committee; Compensation Committee; Nominating Committee

We have certain standing committees of the Board, each of which is described below.

The Audit Committee consists of John J. McFadden, Cosimo J. Patti and Yulin Hao.  Mr. McFadden serves as the chairman of the Audit Committee.  The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Audit Committee oversees our accounting and financial reporting processes and procedures, reviews the scope and procedures of the internal audit function, appoints our independent registered public accounting firm and is responsible for the oversight of its work and the review of the results of its independent audits.  The Audit Committee was constituted in the latter part of 2007 and did not meet during that year.

The Board of Directors has determined that John J. McFadden, who will serve as Chairman of the Audit Committee, is an audit committee financial expert by reason of his experience in corporate finance and investment banking.  Mr. McFadden is an independent director, within the definition of that term applicable to issuers listed on the NASDAQ Stock Market.

The Compensation Committee consists of Cosimo J. Patti, John J. McFadden and Shaoqiu Xia.  Mr. Patti serves as chairman of the Compensation Committee.  The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Compensation Committee oversees the Company’s policies regarding compensation and benefits, evaluates the performance of the Company’s executive officers, reviews and approves the compensation of the Company’s executive officers, and sets the compensation for members of the Board of Directors.  The Compensation Committee was constituted in the latter part of 2007 and did not meet during the year.

The Nominating and Corporate Governance Committee consists of Yulin Hao, Shiyan Yang and Ning Li.  Mr. Hao serves as chairman of the Nominating and Corporate Governance Committee.  The Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Nominating and Corporate Governance Committee makes recommendations to the Board regarding nominees to be submitted to our shareholders for election at each annual meeting of shareholders, selects candidates for consideration by the full Board to fill any vacancies on the Board, and oversees all of our corporate governance matters.  The Nominating and Corporate Governance Committee was constituted in the latter part of 2007 and did not meet during the year.

Procedure for Nominating or Recommending for Nomination Candidates for Director

The Nominating and Corporate Governance Committee will consider sound and meritorious suggestions for directors from the shareholders.  Any shareholder may submit a nomination for director by delivering a letter of recommendation to the Corporate Secretary at our executive offices in New York City.  The letter of recommendation must be received no less than 25 days prior to the date on which we mail notice of our annual meeting to the shareholders. All letters of recommendation that meet the requirements set forth below will be considered by the Nominating and Corporate Governance Committee, using the same procedures and criteria as it applies to candidates proposed by members of the Board.  In order to be considered, a letter of recommendation must include (a) the name, address and number of shares owned by the nominating shareholder, (b) the nominee’s name and address, (c) a listing of the nominee’s background and qualifications, (d) a description of all arrangements between such shareholder and any other shareholder and each nominee, and (e) all other information relating to such person that is required to be disclosed in the solicitations for proxies for election of directors under applicable SEC and NASDAQ rules.  A signed statement from the nominee should accompany the letter of recommendation indicating that he or she consents to being considered as a nominee and that, if nominated by the Board and elected by the shareholders, he or she will serve as a director.

Code of Ethics

The Board of Directors has adopted the “Advanced Battery Technologies, Inc. Employee Code of Business Conduct and Ethics.”  The Code is applicable to all employees of Advanced Battery Technologies, including its principal executive officer, principal financial officer and principal accounting officer.  The Code has been filed as an exhibit to this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007, except that neither the Chief Financial Officer nor any member of the Board of Directors other than Zhiguo Fu have filed Initial Statements on Form 3.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Advanced Battery Technologies and its subsidiaries to Zhiguo Fu, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2007, 2006 and 2005.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2007 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhiguo Fu	2007	$77,500	--	--	--	--
	2006	$77,500	--	--	--	--
	2005	$77,500	--	--	--	--

Employment Agreements

On April 22, 2007 Advanced Battery entered into an Employment Agreement dated as of April 3, 2007 with Sharon Xiaorong Tang, its Chief Financial Officer.  The agreement provides that Ms. Tang will be employed as Chief Financial Officer from April 3, 2007 to April 1, 2012.  During the term of the agreement, Advanced Battery will pay Ms. Tang an annual salary of $60,000.  At the beginning of each year of employment, Advanced Battery will issue 20,000 shares of common stock to Ms. Tang.

All of the other executive officers of the Company are employed on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2007 and those options held by him on December 31, 2007.

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Zhiguo Fu	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2007 and held by them unvested at December 31, 2007.

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhiguo Fu	0	--

Remuneration of Directors

The Board of Directors has agreed that it will issue to each new directors, upon commencement of his or her service and on each anniversary of his or her commencement date, common shares with a market value equal to 10,000 Renminbi (approximately $1,351).  However, in lieu of that arrangement, the Board has made special arrangement with Messrs. McFadden and Patti.

The Board has agreed that it will issue to John J. McFadden, upon commencement of his service and on each anniversary of his commencement date, common shares with a market value of $30,000.  Advanced Battery Technologies will also pay Mr. McFadden a fee of $1,000 for each meeting of the Board or of any committee of the Board that he attends.  During 2007 the Board issued 35,503 shares of common stock to Mr. McFadden.

The Board has agreed that it will issue to Cosimo J. Patti, upon commencement of his service and every six months thereafter, common shares with a market value of $15,000.  Advanced Battery Technologies will also pay Mr. Patti a fee of $1,000 for each meeting of the Board or of any committee of the Board that he attends.  During 2007 the Board issued 5,785 shares of common stock to Mr. Patti.

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

There are 49,688,998 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Zhiguo Fu	7,849,730	15.8%
Guohua Wan	70,000	0.1%
Guopeng Gao	70,000	0.1%
Hongjun Si	60,000	0.1%
Liqui Bai	30,000	0.1%
John McFadden	35,503	0.1%
Yulin Hao	(1)	--
Ning Li	(1)	--
Shaoqiu Xia	(1)	--
Shiyan Yang	(1)	--
Cosimo J. Patti	5,785	0.1%
All officers and directors (12 persons)	8,141,018	16.4%

(1)

    The Company has committed to issue to each of Yulin Hao, Ning Li, Shaoqui Xia and Shiyan Yang shares whose market value was equal to 10,000 Renminbi on the date on which their service on the Board initiated.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2007.

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

Item 12.  Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

None.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  John McFadden, Yulin Hao, Ning Li, Shaoqiu Xia, Shiyan Yang and Cosimo J. Patti.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007 and 2006 (restated)

Consolidated Statements of Income – Years ended December 31, 2007 and 2006 (restated)

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006 (restated)

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a

Amended and Restated Certificate of Incorporation – filed as an exhibit to the Current Report on Form 8-K dated July 12, 2004 and incorporated herein by reference.

3-b

Amended By-laws – filed as an exhibit to the Company's Current Report on Form 8-K dated August 2, 2007 and filed on August 9, 2007, and incorporated herein by reference.

10-a

2006 Equity Incentive Plan – filed as an exhibit to the Registration Statement on Form S-8 (333-133492) and incorporated herein by reference.

10-b

Employment Agreement dated as of April 3, 2007 between Advanced Battery Technologies, Inc and Sharon Xiaorong Tang - filed as an exhibit to the Company's Current Report on Form 8-K dated April 22, 2007 and filed on June 8, 2007, and incorporated herein by reference.

14.

Advanced Battery Technologies, Inc. Employee Code of Business Conduct and Ethics - filed as an exhibit to the Company's Current Report on Form 8-K dated August 2, 2007 and filed on August 9, 2007, and incorporated herein by reference.

21

Subsidiaries –  Cashtech Investment Limited

     Heilongjiang ZhongQiang Power-Tech Co., Ltd.

23

Consent of Bagell Josephs, Levine & Company, LLC

31.1

Rule 13a-14(a) Certification – CEO

31.2

Rule 13a-14(a) Certification - CFO

32

Rule 13a-14(b) Certifications

Item 14.  Principal Accountant Fees and Services

Advanced Battery Technologies retained Bagell, Josephs, Levine & Company, LLC as its principal accountant on December 29, 2006.  Prior to that date, Bagell, Josephs, Levine & Company, LLC had not performed any services for Advanced Battery Technologies or its subsidiaries.

Audit Fees

Bagell, Josephs, Levine & Company, LLC billed $65,000 to the Company for professional services rendered for the audit of fiscal 2007 financial statements and review of the financial statements included in fiscal 2007 10-QSB filings.  Bagell, Josephs, Levine & Company, LLC billed $40,000 to the Company for professional services rendered for the audit of fiscal 2006 financial statements.

Audit-Related Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.  Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.

Tax Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2007 for professional services rendered for tax compliance, tax advice and tax planning.  Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company in 2007 and $0 in l 2006 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Bagell, Josephs, Levine & Company, LLC.

ADVANCED BATTERY TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet at December 31, 2007

F-2

Consolidated Statements of Income for the years ended December 31, 2007 and 2006

F-3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006

F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

F-5

Notes to Consolidated Financial Statements

F-7–F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Advanced Battery Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Battery Technologies, Inc. and its subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Battery Technologies, Inc. and its subsidiaries as of December 31, 2007 and 2006 and the results of its operations, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the financial statements, the accompanying consolidated financial statements for the year ended December 31, 2006 have been restated.

Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC

Marlton, New Jersey

March 19, 2008

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS	2007	2006
		(Restated)
Current assets:
Cash and cash equivalents	$ 2,704,823	$ 12,630
Accounts receivable	16,026,604	4,946,971
Inventory	1,159,474	439,246
Other receivables	84,950	660,828
Advance to suppliers	1,608,967	1,024,303
Loan to related party	-	884,929
Total Current Assets	21,584,818	7,968,907

Property, plant and equipment, net of	13,243,236	12,888,816
accumulated depreciation of $2,016,275

Other assets:
Security deposit	6,000	-
Intangible assets, net	1,563,037	1,540,208
Goodwill	2,326,119	2,174,255
Total other assets	3,895,156	3,714,463
Total Assets	$ 38,723,210	$ 24,572,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 406,454	$ 618,063
Customer deposits	75,116	48,852
Accrued expenses and other payables	618,173	314,508
Loan from officer	735,700	-
Total Current Liabilities	1,835,443	981,423

Long-term liabilities:
Notes payable	411,263	384,413

Total Liabilities	2,246,706	1,365,836

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 60,000,000 shares
authorized; 49,688,998 shares issued and outstanding as
of December 31, 2007	49,689	49,628
Additional paid-in-capital	18,029,891	17,090,614
Accumulated other comprehensive income	3,099,994	974,584
Retained earnings - Unappropriated	15,296,930	5,091,524
Total Stockholders' Equity	36,476,504	23,206,350
Total Liabilities and Stockholders' Equity	$ 38,723,210	$ 24,572,186

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED
	DECEMBER 31,

	2007	2006
		(Restated)

Revenues	$ 31,897,618	$ 16,329,340

Cost of Goods Sold	18,039,861	7,344,642

Gross Profit	13,857,757	8,984,698

Selling, general and administrative expenses	3,283,230	1,423,621
R & D expenses	383,871	181,257

Income from operations	10,190,656	7,379,820

Other Income and (Expenses)
Interest income	14,750	45
Interest expense	-	(237,193)
Other income(expense)	-	(9,282)
Total other income and (expenses)	14,750	(246,430)

Income before income taxes (benefit) and minority interests	10,205,406	7,133,390

Provision for income taxes (benefit)	-	(907,362)

Net Income (loss)	$ 10,205,406	$ 8,040,752

Other Comprehensive Income
Foreign Currency Translation Adjustment	2,125,410	844,251

Comprehensive Income	$ 12,330,816	$ 8,885,003

Basic & Diluted Income (Loss) Per Share	$ 0.22	$ 0.17

Weighted Average Number of Common Shares Outstanding	46,569,371	46,569,371

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

				Accumulated
				Other	Unearned	Prepaid
	Common Stock		Additional	Comprehensive	Stock-based	Consulting	Retained	Comprehensive
	Shares	Par Value	Paid in Capital	Income	Compensation	Services	Earnings (Deficit)	Income (loss)	Total

Balance December 31, 2005	25,337,116	$ 25,337	$ 13,786,123	$ 130,333	$ (1,905,933)	$ (1,442,259)	$ (2,949,228)		$ 7,644,373

Stock issued for acquisition of minority interests	11,780,594	11,781	5,878,516						5,890,297

Stock issued for acquisition of a patent	4,400,000	4,400	-						4,400

Stock issued for consulting services	60,000	60	34,740			(34,800)			-

Stock issued under employee equity incentive plan	8,050,000	8,050	5,198,950		(5,207,000)				-

Reclassification from unearned stock-based compensation
to additional paid-in capital on adoption of FAS 123R			(7,112,933)		7,112,933				-

Comprehensive income (loss)
Net income for the year							8,040,752	8,040,752	8,040,752
Other comprehensive income, net of tax
Foreign currency translation adjustments				844,251				844,251	844,251
Comprehensive income (loss)								8,885,003

Amortization of prepaid consulting expenses						357,335			357,335
									-
Amortization of stock-based compensation			424,942						424,942

Balance December 31, 2006 (Restated)	49,627,710	49,628	18,210,338	974,584	-	(1,119,724)	5,091,524	17,770,006	23,206,350

Stock issued under employee equity incentive plan	61,288	61	70,939		(71,000)				-

Reclassification from unearned stock-based compensation
to additional paid-in capital on adoption of FAS 123R			(71,000)		71,000				-

Comprehensive income (loss)
Net income for the year							10,205,406	10,205,406	10,205,406
Other comprehensive income, net of tax
Foreign currency translation adjustments				2,125,410				2,125,410	2,125,410
Comprehensive income (loss)								12,330,816

Amortization of prepaid consulting expenses						378,215			378,215
									-
Amortization of stock-based compensation			561,123						561,123

Balance December 31, 2007	49,688,998	$ 49,689	$ 18,771,400	$ 3,099,994	$ -	$ (741,509)	$ 15,296,930		$ 36,476,504

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2007	2006
		(Restated)
Cash Flows From Operating Activities:
Net income	$ 10,205,406	$ 8,040,752
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	699,749	516,316
Amortization of prepaid consulting expenses	378,215	357,335
Amortization of stock compensation	561,123	424,942
Loan converted to compensation	843,803	-

Changes in operating assets and liabilities:
Accounts receivable	(11,079,633)	(2,989,042)
Inventory	(720,228)	(44,447)
Other receivable & prepayments	(8,787)	(759,465)
Accounts payable, accrued expenses and other payables	(335,229)	(1,076,436)
Unearned revenue	26,264	(73,573)
Welfare payable	68,198	52,555

Net cash provided by operating activities	638,881	4,448,938

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(96,342)	(104,536)

Net cash used in investing activities	(96,342)	(104,536)

Cash Flows From Financing Activities
Repayment of bank loans	-	(3,743,743)
Repayment of loan from related parties	-	(884,929)
Loan from related parties	776,826	-

Net cash provided by (used in) financing activities	776,826	(4,628,672)

Effect of exchange rate changes on cash and cash equivalents	1,372,828	279,192

Increase (Decrease) in cash and cash equivalents	2,692,193	(5,078)

Cash and Cash Equivalents - Beginning of year	12,630	17,708

Cash and Cash Equivalents - End of year	$ 2,704,823	$ 12,630

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$ -	$ 237,193
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in progress to fixed assets	$ -	$ 3,936,970
Common stock issued for acquisition of minority interest	$ -	$ 5,890,297
Common stock issued for incentive stock options	$ 71,000	$ 5,207,000
Common stock issued for consulting services	$ -	$ 34,800

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of consolidation

The consolidated financial statements for the years ended December 31, 2007 and 2006 include the accounts of the Company and its wholly-owned subsidiaries, Cashtech and ZQPT. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of accounts receivable and inventories. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the allowance. No allowance for accounts receivable is considered necessary for both years ended December 31, 2007 and 2006.

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

DECEMBER 31, 2007 AND 2006

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

Prepaid consulting services

Prepaid consulting services represent the aggregate fair value of the Company's common stock issued in return for the consulting services provided by certain consultants to the Company. The fair value is determined by reference to the closing price of the Company's common stock as quoted on the AMEX ("GBT") at the date of issuance. The prepaid expenses are amortized on a straight-line basis over the respective terms of the service periods. Amortization of prepaid consulting services for the years ended December 31, 2007 and 2006 was $378,125 and $357,335, respectively.

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

DECEMBER 31, 2007 AND 2006

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

Income taxes

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “ Accounting for Income Taxes, ” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is no deferred tax amount recognized for the years ended December 31, 2007 and 2006.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

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

Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company has not granted any stock options and,

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accordingly, no compensation expense related to options was recognized prior to the adoption of SFAS No. 123 (R).

Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with FASB 123 (R). The expense related to the vesting of unearned compensation was $499,123 and $424,942 at December 31, 2007 and 2006, respectively.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of December 31, 2007, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and without requiring collateral. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Fair value of financial instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs

The Company expenses the cost of advertising as incurred. Advertising costs was      $2,104 and - 0 - for the years ended December 31, 2007 and 2006, respectively.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses; either in research and development, marketing, or sales are classified as property and equipment or depreciated over their estimated useful lives. Research and development expense was $383,871 and $181,257 for the years ended December 31, 2007 and 2006, respectively.

Foreign currency translation

The functional currency of ZQPT is the Chinese Renminbi (“RMB”). For financial reporting purposes, RMB have been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in accumulated other comprehensive income.

Recently Issued Accounting Standards

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. Management does not expect that the adoption of FIN 48 will have a material effect on the Company’s consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect that the adoption of SFAS 157 will have a material effect on the Company’s consolidated financial statements.

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

3. INVENTORY

Raw Materials	$368,844
Work-in-process	168,166
Finished goods	622,464
$1,159,474

No allowance for inventory was made for the years ended December 31, 2007 and 2006.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31, 2007:

Building and improvements	11,603,472
Machinery and equipment	3,486,333
Motor Vehicles	169,706
15,259,511
less: Accumulated Depreciation	(2,016,275)
Construction in Progress	-
Total property, plant and equipment, net	13,243,236

Property, plant and equipment are generally stated at cost less accumulated depreciation. Upon acquisition of the 30% minority interest (Note 1), the buildings and building improvements have been adjusted to its fair market value due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill.

Depreciation expense for the years ended December 31, 2007 and 2006 was $618,450 and $426,318, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  There were no costs involved with construction in progress for both years ended December 31, 2007 and 2006.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

5. INTANGIBLE ASSETS

Intangible assets consist of land use rights and patents. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land and the power line underneath. The Group leases two pieces of land per real estate contract from the PRC Government for a period from August 2003 to September 2043, on which the office and production facilities of ZQ Power-Tech are situated. The Group leases power from the local government for a period from July 2003 to July 2013.

Rights to use land and power and patent right are stated at fair market value less accumulated amortization. The use of the fair market value was due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill upon acquisition of the 30% minority interest (Note 1).

The Company amortizes the patents over a 10-year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2007, no impairment of intangible assets has been recorded.

Net intangible assets at December 31, 2007 were as follows:

Rights to use land and power	$ 957,938
Patents	840,452
1,798,390
Less: accumulated amortization	(235,353)
$ 1,563,037

Amortization expense was $81,299 and $89,998 for the years ended December 31, 2007 and 2006.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

6. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 30% minority interest in ZQPT acquired from the minority shareholders in ZQPT (Note 1). Goodwill is tested for impairment on an annual basis and in between annual test dates if events or circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The Company determined the implied fair value of goodwill by allocating the price paid to acquire the 30% minority interest to all of its assets and liabilities.

7. LOAN FROM OFFICER

The Company’s CEO, Mr. Zhiguo Fu, periodically loans money to finance the operations of its New York Office. As of December 31, 2007, the Company has borrowed a total amount of $735,700 from Mr. Fu. The loan is intended to be interest free and due upon demand.

8. NOTE PAYABLE

In September 2003, the Company was approved to receive a government-subsidized economic development loan in the original amount of $362,446 from the Finance Bureau of City of Shuangcheng, where the Company’s principal operations are located. The note is an interest-free and unsecured demand loan with no fixed term of repayment. The Company has not received any notice of repayment on this loan from the Finance Bureau. The outstanding loan balance as of December 31, 2007 was $411,263. The change in the carrying value of the loan balance is due to the fluctuation in the exchange rate from the Chinese currency (RMB) to the US dollar.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

9. STOCKHOLDERS’ EQUITY

Authorized:-	No. of shares	Amount
common stock at $0.001 par value	60,000,000

Issued and outstanding as of 1/1/2006	25,337,116	$ 25,337
Shares issed for acquisition of 30% minority
interest in ZQ Power-Tech	11,780,594	11,781
Shares issued for acquisition of the patent	4,400,000	4,400
Shares issued to consultants	60,000	60
Shares issued to employees	8,050,000	8,050
Issued and outstanding as of 12/31/2006	49,627,710	49,628

Shares issued to employees in 2007	61,288	61

Issued and outstanding as of 12/31/2007	49,688,998	$ 49,689

 (i)

As mentioned in Note 1, ABAT issued 11,780,594 shares of common stock to 54 minority investors in exchange for the transfer of their 30% interest in ZQPT, with Mr. Zhiguo Fu, CEO of the Company, as the nominee. The acquisition of the minority interest was accounted for using the purchase method in accordance with FASB 141. The amount of RMB 16,968,105 (approximately US$ 2 million), which represents the excess of the purchase price over the fair market value of the net identifiable assets, is recorded as goodwill.

(ii)

On January 10, 2006, ABAT issued 4,400,000 shares of common stock to Mr. Fu in return for a patent transferred to ZQ Power-Tech by him.  The patent was recognized at the par value of the shares issued due to the nature of transaction being between related parties.

(iii)

60,000 shares of common stock were issued as full compensation to three consultants for the provision of research and development services to the Company.  An amount of $34,740, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital.

(iv)

8,050,000 shares of common stock were also issued during 2006 to twenty-six employees during the year for employment to the Company.  1,530,000 shares of common stock were granted to five employees under the 2004 Equity Incentive Plan and the remaining 6,520,000 shares were granted to twenty one employees under the 2006 Equity Incentive Plan.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

9. STOCKHOLDERS’ EQUITY (Continued)

(v)

61,288 shares of common stock were issued to three (3) individuals of the Company in 2007 under 2006 Equity Incentive Plan.

10. STOCK-BASED COMPENSATION

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of December 31, 2007, and changes for the year ended December 31, 2007, is presented below:

Unearned stock compensation as of January 1, 2007	$ 2,635,214
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(265,760)

Unearned stock compensation as of December 31, 2007	$ 2,369,454

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

10. STOCK-BASED COMPENSATION (Continued)

The unearned stock compensation granted during 2006 relates to 8,050,000 shares of common stock granted to twenty six employees (note 9(iv) includes both 2004 and 2006 equity plans).  The weighted-average grant-date fair value per share is USD0.64.  The total unearned stock compensation is expected to be recognized over a weighted-average period of 18.5 years.

The total number of shares granted under 2004 Plan is 4,880,020 with a weighted average grant price of $1.73.

In addition, the compensation cost capitalized as an offset to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $741,509. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months, and the unearned stock compensation will be amortized as expense over the respective terms of the contracts. The amortization for the years ended December 31, 2007 and 2006 was $378,215 and $357,335, respectively.

The following table shows the amortization of the unearned stock compensation relating to consulting contracts.

Year	Amortization

2008	$ 350,735
2009	180,541
2010	116,375
2011	93,858

$ 741,509

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

10. STOCK-BASED COMPENSATION (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

10. STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of December 31, 2007 is presented below:

Unearned stock compensation as of January 1, 2007	$ 4,052,777
Unearned stock compensation granted	71,000
Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(295,363)

Unearned stock compensation as of December 31, 2007	$ 3,828,414

The total number of shares granted under 2006 Plan is 6,520,000 with a weighted average grant price of $0.65.

Other than the transaction as detailed in notes 10(1) and 10(2), no options or awards have been made, exercised or lapsed during the years ended December 31, 2007 and 2006 under the 2004 Plan and the 2006 Plan.

11. COMMITMENTS AND CONTINGENCIES

The Company’s main operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

12. WARRANTIES

The Company warrants that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the years ended December 31, 2007 and 2006, no amounts have been considered necessary to reserve for warranty costs.

13. RESTATEMENT

We have restated the consolidated financial statements for the year ended December 31, 2006 as a result of changes in management’s decision to impair its goodwill.

The management previously deemed that its goodwill was impaired based on its estimates of future cash flow to determine the fair value of the reporting unit. Upon further review of SFAS 142, the Company determined that, based on the quoted market prices of its common stock, goodwill was in fact not impaired. The Company has reversed the impairment of its goodwill to follow the guidance of SFAS 142.

The impact of this restatement on the financial statements as originally reported is summarized below:

	December 31, 2006

	As Reported	As Restated
Current assets	$ 7,968,907	$ 7,968,907
Property, plant and equipment, net	12,888,816	12,888,816
Intangible assets	1,540,208	1,540,208
Goodwill	124,051	2,174,255
Total Assets	22,521,982	24,572,186
Additional paid-in capital	17,090,614	17,090,614
Accumulated deficit	3,041,320	5,091,524
Total Liabilities and Stockholders' Equity	22,521,982	24,572,186

Expenses	516,316	516,316
General and administrative expenses	3,655,082	1,604,878
Net income (loss)	$ 5,990,548	$ 8,040,752

Net income (loss) per share	$ 0.13	$ 0.17

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Battery Technologies, Inc.

By: /s/ Zhiguo Fu

       Zhiguo Fu, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 28, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhiguo Fu

Zhiguo Fu, Director,

Chief Executive Officer

/s/ Sharon Xiaorong Tang_

Sharon Xiarong Tang,

Chief Financial and Chief

Accounting Officer, Director

/s/ Guohua Wan

Guohua Wan, Director,

/s/ Guopeng Gap

Guopeng Gao, Director

/s/ Hongjun Si

Hongjun Si, Director

/s/ Liqui Bai

Liqui Bai, Director

/s/ John McFadden

John McFadden, Director

/s/ Yulin Hao

Yulin Hao, Director

/s/ Ning Li

Ning Li, Director

/s/ Shaoqui Xia

Shaoqiu Xia, Director

/s/ Shiyan Yang

Shiyan Yang, Director

/s/ Cosimo J. Patti

Cosimo J. Patti