Form 10-Q
period 2008-03-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2008-05-12
CIK 745651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer      Accelerated filer [X]  Non-accelerated filer      Small reporting company ___

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock                            Outstanding as of May 7, 2008

--------------------------------------------------------------------------------------------------------------------------

  Common Stock, $0.001 par value                                                49,688,998

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 11,353,896	$ 2,704,823
Accounts receivable	13,927,138	16,026,604
Inventory	2,297,076	1,159,474
Other receivables	15,492	84,950
Advance to suppliers	1,304,816	1,608,967
Total Current Assets	28,898,418	21,584,818

Property, plant and equipment, net of accumulated depreciation of $2,324,312	13,500,777	13,243,236

Other assets:
Security deposit	6,000	6,000
Intangible assets, net	1,603,389	1,563,037
Goodwill	2,419,867	2,326,119
Total other assets	4,029,256	3,895,156

Total Assets	$ 46,428,451	$ 38,723,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,635,577	$ 406,454
Customer deposits	54,070	75,116
Accrued expenses and other payables	335,254	618,173
Taxes payable	936,992	-
Loan from officers	901,385	735,700
Total Current Liabilities	3,863,278	1,835,444

Long-term liabilities:
Note payable	427,837	411,263

Total Liabilities	4,291,115	2,246,707

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 60,000,000 shares authorized;
49,688,998 shares issued and outstanding as of March 31, 2008 and December 31, 2007	49,689	49,689
Additional paid-in-capital	18,251,266	18,029,891
Accumulated other comprehensive income	4,690,973	3,099,994
Retained earnings	19,145,408	15,296,930
Total Stockholders' Equity	42,137,336	36,476,504

Total Liabilities and Stockholders' Equity	$ 46,428,451	$ 38,723,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2008	2007
		(Restated)

Revenues	$ 10,031,969	$ 5,363,923

Cost of Goods Sold	4,989,742	2,760,112

Gross Profit	5,042,227	2,603,811

Operating expenses:
Research & development expenses	4,325	43,347
Selling, general and administrative expenses	567,565	1,223,306

Income from operations	4,470,337	1,337,158

Other Income and (Expenses)	7,586	879

Income before income taxes (benefit)	4,477,923	1,338,036

Provision for income taxes (benefit)	629,445	-

Net Income	$ 3,848,478	$ 1,338,036

Other Comprehensive Income
Foreign Currency Translation Adjustment	1,590,979	250,341

Comprehensive Income	$ 5,439,457	$ 1,588,377

Basic & Diluted Income Per Share	$ 0.08	$ 0.03

Weighted Average Number of Common Shares Outstanding	49,688,998	49,627,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31,
	2008	2007
		(Restated)
Cash Flows From Operating Activities:
Net income	$ 3,848,478	$ 1,338,036
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	295,963	199,603
Amortization of prepaid consulting expenses	87,594	89,334
Amortization of stock compensation	133,781	124,781

Changes in operating assets and liabilities:
Accounts receivable	2,099,466	(299,343)
Inventory	(1,137,602)	7,348
Other receivable & prepayments	373,611	(1,685,134)
Accounts payable, accrued expenses and other payables	1,883,196	(179,162)
Unearned revenue	(21,046)	15,173
Net cash provided by (used in) operating activities	7,563,440	(389,364)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,689)	(473)
Net cash (used in) investing activities	(1,689)	(473)

Cash Flows From Financing Activities
Loan (to) from related parties	167,343	783,854
Net cash provided by financing activities	167,343	783,854

Effect of exchange rate changes on cash and cash equivalents	919,979	80,450

Increase in cash and cash equivalents	8,649,073	474,467

Cash and Cash Equivalents - Beginning of period	2,704,823	12,630

Cash and Cash Equivalents - End of period	$ 11,353,896	$ 487,097

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2007 Form 10-K.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of March 31, 2008, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and without requiring collateral. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company has not granted any stock options and, accordingly, no compensation expense related to options was recognized prior to the adoption of SFAS No. 123 (R).

Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with FASB 123 (R). The expense related to the vesting of unearned compensation was $133,781 and $124,781 for the three months ended March 31, 2008 and 2007, respectively.

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

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses; either in research and development, marketing, or sales are classified as property and equipment or depreciated over their estimated useful lives. Research and development expense was $ 4,325 and $ 43,347 for the three months ended March 31, 2008 and 2007, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company has adopted FSP EITF 07-3 and expensed the research and development as it incurred.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that   are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by   measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial   statements.

3. INVENTORY

	March 31, 2008	December 31, 2007
Raw Materials	$1,171,046	$368,844
Work-in-process	300,891	168,166
Finished goods	825,139	622,464
	$2,297,076	$1,159,474

No allowance for inventory was made for the three months ended March 31, 2008 and 2007.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Building and improvements	$ 11,889,717	$ 11,603,472
Machinery and equipment	3,761,504	3,486,333
Motor Vehicles	173,868	169,706
	15,825,089	15,259,511
less: Accumulated Depreciation	(2,324,312)	(2,016,275)
Construction in Progress	-

Total property, plant and equipment, net	$ 13,500,777	$ 13,243,236

Property, plant and equipment are generally stated at cost less accumulated depreciation. Upon acquisition of the 30% minority interest (Note 1), the buildings and building improvements have been adjusted to its fair market value due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill.

Depreciation expense for the three months ended March 31, 2008 and 2007 was $273,796 and $185,935 respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  There were no costs involved with construction in progress for the three months ended March 31, 2008 and 2007.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

The Company amortizes the patents over a 10 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of March 31, 2008, no impairment of intangible assets has been recorded.

Net intangible assets at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Rights to use land and power	$ 996,545	$ 957,938
Patents	874,324	840,452
	1,870,869	1,798,390
Less: accumulated amortization	(267,480)	(235,353)

	$ 1,603,389	$ 1,563,037

Amortization expense was $22,167 and $28,592 for the three months ended March 31, 2008 and 2007.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

7. LOAN FROM OFFICER

The Company’s CEO, Mr. Zhiguo Fu, periodically loans money to finance the operations of its New York Office. As of March 31, 2008, the Company has borrowed a total amount of $901,385 from Mr. Fu. The loan is intended to be interest free and due upon demand.

8. NOTE PAYABLE

In September 2003, the Company was approved to receive a government-subsidized economic development loan in the original amount of $362,446 from the Finance Bureau of City of Shuangcheng, where the Company’s principal operations are located. The note is an interest-free and unsecured demand loan with no fixed term of repayment. The Company has not received any notice of repayment on this loan from the Finance Bureau. The outstanding loan balance as of March 31, 2008 was $427,837. The change in the carrying value of the loan balance is due to the fluctuation in the exchange rate from the Chinese currency (RMB) to the US dollar.

9. STOCK-BASED COMPENSATION

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

9. STOCK-BASED COMPENSATION (Continued)

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of March 31, 2008, and changes for the three months ended March 31, 2008, is presented below :

Unearned stock compensation as of January 1, 2008	$ 2,369,454
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(66,440)

Unearned stock compensation as of March 31, 2008	$ 2,303,014

In addition, the compensation cost capitalized as an offset to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $653,915. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months, and the unearned stock compensation will be amortized as expense over the respective terms of the contracts. The amortization for the three months ended March 31, 2008 and 2007 was $87,594 and $89,334, respectively.

The following table shows the amortization of the unearned stock compensation relating to consulting contracts.

Year	Amortization

2008	$ 263,141
2009	180,541
2010	116,375
2011	93,858

$ 653,915

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

9. STOCK-BASED COMPENSATION (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

9. STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of March 31, 2008 is presented below:

Unearned stock compensation as of January 1, 2008	$ 3,828,414
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(67,341)

Unearned stock compensation as of March 31, 2008	$ 3,761,073

Other than the transaction as detailed above, no options or awards have been made, exercised or lapsed during the three months ended March 31, 2008 and 2007 under the 2004 Plan and the 2006 Plan.

10. WARRANTIES

The Company warrants that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the three months ended March 31, 2008 and 2007, no amounts have been considered necessary to reserve for warranty costs.

11. COMMITMENTS AND CONTINGENCIES

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things

11. COMMITMENTS AND CONTINGENCIES (Continue)

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

12. RESTATEMENT

We have restated the consolidated financial statements for the three months ended March 31, 2007 as a result of changes in management’s decision to restate its goodwill.

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

The impact of this restatement on the financial statements as originally reported is summarized below:

	March 31, 2007

	As Reported	As Restated
Current assets	$ 9,636,651	$ 9,636,651
Property, plant and equipment, net	12,851,812	12,851,812
Intangible assets	1,529,225	1,529,225
Goodwill	146,826	2,174,255
Total Assets	24,164,514	26,191,943
Additional paid-in capital	17,304,729	17,304,729
Retained earnings	4,379,358	4,379,358
Total Liabilities and Stockholders' Equity	24,164,514	24,572,186

Revenues	5,363,923	5,363,923
General and administrative expenses	1,266,652	1,266,652
Net income (loss)	$ 1,338,038	$ 1,338,038

Net income (loss) per share	$ 0.13	$ 0.17

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

 Near the end of 2004, ZQ Power-Tech obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang.  Production was reduced to minimal or none, as management focused on doubling the Company’s production capacity and training the necessary personnel.  Between 2004 and the end of 2005, the number of employees at our facility increased from 300 to, currently, 1258, as we more than doubled our production capacity to its current level of $45 million per year.  We now have two buildings (“A” and “B”) in full production.  As our revenues in 2007 reached $31 million and continue to grow, our plan is to outfit buildings “C” and “D” so as to double our production capacity.  Toward that end, our management has been engaged in discussions with potential sources of the capital necessary for the expansion.

In the fall of 2005 we returned to full production, shipping $4,222,960 of product in that year.  Our growth continued through 2006 and 2007, as we recorded $16,329,340 in revenue for 2006 and $31,897,618 in revenue for 2007.  For the first quarter of 2008 our revenue reached $10,031,969, an 87% increase over the first quarter of 2007.  Since as of April 1, 2008 we had a backlog of approximately $57 million for delivery throughout the next 21 months, we expect to expand on the level of operations that we achieved during 2007 and the first quarter of the current year.

ZQ Power-Tech realized a 50% gross margin on its sales in the first quarter of 2008, approximately equal to the 49% margin achieved in the first quarter of 2007, but better than the 43% margin achieved for the entirety of 2007.  In general, our gross margin ratio depends considerably upon which of ZQ Power-Tech’s products are dominating sales.  During 2007 a larger portion of our sales involved vehicle batteries, which have a lower gross margin than batteries for electronic products.  We expect our future operations to yield gross margins within the range defined by recent operations.

Despite the 87% increase in our revenue from the first quarter of 2007 to the first quarter of 2008, our operating expenses decreased by 121% from $1,265,653 (24% of revenue) in the first quarter of 2007 to $571,890 (6% of revenue) in the first quarter of 2008.   The disparity occurred because during the quarter ended March 31, 2007 the Company incurred a one-time compensation charge of $893,896, arising from a bonus granted to management.  Without that one-time charge, the selling, general and administrative expenses during the quarter ended March 31, 2007 would have been $372,757, representing 7% of revenues.  For the immediate future, we expect that the increase in our selling, general and administrative expense will be roughly proportional to the increase in our revenues.  This will occur because the efficiencies that we are realizing from our expanded operations will be partially offset by the expenses incurred by our U.S. offices, including the expense attributable to the Company’s listing on the NASDAQ Capital Market in March 2008 and the expense being expended in connection with the Company’s as-yet unfulfilled efforts to obtain the financing necessary to implement production in our Building “C” and Building “D.”

Included in our general and administrative expense in the quarter ended March 31, 2008 was $221,375 attributable to amortization of the market value of stock that we granted to employees or consultants, primarily during 2004.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  At March 31, 2008 there remained $6,064,087 in unamortized stock compensation on the Company’s books.  This sum will be amortized over the expected duration of the employment or service of the recipients of the shares.

In January 2006 the Company acquired the minority interest in its subsidiary, ZQ Power-Tech, resulting in 100% ownership.  At that time it recorded $2,050,204 as goodwill, representing the excess of the purchase price it paid over the fair value of the assets associated with the minority interest.  At the end of 2006, management impaired the goodwill and took a write-off in that amount.  Recently, however, management revisited that decision, and concluded that its decision to write-off the goodwill had not conformed to generally accepted accounting standards, and that the goodwill was not impaired.  For that reason, the Company’s balance sheet and statement of operations for the year ended December 31, 2006 were restated in connection with the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 to reflect the reversal of the impairment charge.  The restatement had no effect on the historical financial statements included in this Quarterly Report, except that the effect of the restatement on the Company’s balance sheet as of March 31, 2007 is recorded in Note 12 to the Condensed Consolidated Financial Statements.

The Company’s revenue less expenses produced a pre-tax income of $4,477,923 in the first quarter of 2008, compared to a pre-tax income of $1,338,036 in the first quarter of 2007.  However, as a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech was entitled to exemption for income taxes during 2006 and 2007.  So for the quarter ended March 31, 2007, the Company’s pre-tax income was identical to its net income, representing $.03 per share.  Currently and through 2010, ZQ Power-Tech is entitled to a 50% tax abatement.  After taxes of $629,445 realized in the quarter ended March 31, 2008, our net income for the quarter was $3,848,478, representing $.08 per share.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the quarter ended March 31, 2008, the effect of converting our financial results to Dollars was to add $1,590,979 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Until December 2004, the development and initial operations of ZQ Power-Tech were financed primarily by contributions to capital made by Zhiguo Fu, the Company’s Chairman.  On December 1, 2004, ZQ Power-Tech entered into a Loan Agreement with China Financial Bank, and received a loan of 20 million RMB (approximately $2.4 million).  The Loan Agreement, as amended, required that the principal be paid in a balloon in November 2007.  During 2006, however, we repaid the loan.  Our debt is now limited to a $427,837 note payable to the Finance Bureau of the City of Shuangcheng and a $901,385 liability to our Chairman for funds he has deposited into our accounts.

Our Chairman, Zhiguo Fu, deposited that sum in 2007, despite our cash balance of $2,704,823 at the end of 2007, in anticipation of the cash we will require in order to expand our production capabilities.  Our revenue in 2007 reached a level equal to approximately 69% of the annual production capacity of our manufacturing plant.  With backlog of firm orders as of April 1, 2008 exceeding $57 million, the need for expansion is obvious.  Of the four factory buildings on our campus in the City of Harbin, two (Building “C” and Building “D”) remain unused.  Our plan is the utilize our available capital resources to fund the purchase of inventory and other working capital requirements of an expansion, while obtaining additional capital for equipment through the sale of equity.  To date, however, we have received no commitment for the necessary capital.

At March 31, 2008 ZQ Power-Tech had a working capital balance of $25,035,140, an improvement of $5,285,765 from the working capital balance at December 31, 2007.  The primary reason for the improvement in working capital was the net income realized during the recent quarter.  It should be noted, however, that of the $25 million in working capital, $14 million is represented by accounts receivable – an amount substantially greater than one quarter’s revenues.  As we strive to capture a position in the battery market, we often permit new customers to delay payment of invoiced amounts, a practice that is in keeping with business practices commonly accepted in China.  These concessions are usually indefinite and informal and, legally, we can demand payment at any time.  We permit the delay in order to develop goodwill with the customer.  Because the concessions are based on Chinese business custom, we do not consider them to be unnecessarily risky.  In fact, we have experienced no significant events of default by our customers.  The effect of the practice on our cash flow, however, has been to reduce our liquidity at the expense of sales growth.  The resulting disparity between income and cash is the reason that our Chairman contributed $901,385 of his own funds to assure that we will have sufficient liquidity to serve our backlog in the coming months.

ZQ Power-Tech has sufficient liquidity to fund its near-term operations and to fund the working capital demands of an expansion of its operations.  If our efforts to obtain equity-based financing for our production expansion are unavailing, we have available $13,500,777 in property, plant and equipment, which ZQ Power-Tech owns free of liens.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that secured financing will be available to it on favorable terms if needed

Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Risk Factors That May Affect Future Results

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information contained in this  Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

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

Item 3

  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

     (a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of the year covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer and Chief Financial Offficer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ADVANCED BATTERY TECHNOLOGIES, INC.

Date:  May 12, 2008

         By: /s/ Zhiguo Fu

         Name:  Zhiguo Fu

                                  Title: Chief Executive Officer

Date:  May 12, 2008

        By: /s/ Sharon Xiaorong Tang

                                  Name:  Sharon Xiaorong Tang

                                  Title: Chief Financial Officer