Form 10-Q
period 2008-06-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2008-08-11
CIK 745651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2008

[  ]            Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period _____ to _____

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ___ No _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  __   Accelerated filer  _X     Non-accelerated filer  __   Small reporting company __

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock	Outstanding as of August 11, 2008
Common Stock, $0.001 par value	52,546,275

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$22,177,552	$2,704,823
Accounts receivable	7,846,359	16,026,604
Inventory	1,860,909	1,159,474
Other receivables	47,439	84,950
Advance to suppliers	2,409,867	1,608,967
Total Current Assets	34,342,126	21,584,818

Property, plant and equipment, net of accumulated depreciation of $2,579,878
as of June 30, 2008 and 2,016,275 as of December 31, 2007	13,647,662	13,243,236
Other assets:
Security deposit	6,000	6,000
Intangible assets, net	1,615,985	1,563,037
Goodwill	2,473,809	2,326,119
Total other assets	4,095,794	3,895,156

Total Assets	$52,085,582	$38,723,210

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,258,749	$406,454
Customer deposits	84,101	75,116
Accrued expenses and other payables	1,484,347	618,173
Loan from officers	1,168,031	735,700
Total Current Liabilities	3,995,229	1,835,444

Long-term liabilities:
Note payable	-	411,263

Total Liabilities	3,995,229	2,246,707

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 60,000,000 shares authorized;
49,722,743 shares issued and outstanding as of June 30, 2008
and 49,688,998 shares issued and outstanding as of December 31, 2007	49,723	49,689
Additional paid-in-capital	18,485,257	18,029,891
Accumulated other comprehensive income	5,734,694	3,099,994
Retained earnings	23,820,679	15,296,930
Total Stockholders' Equity	48,090,353	36,476,504

Total Liabilities and Stockholders' Equity	$52,085,582	$38,723,210

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three and six months ended June 30, 2008 and 2007

	Three-Month Ended		Six-Month Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)

Revenues	$11,748,284	$7,697,363	$21,780,253	$13,049,083

Cost of Goods Sold	5,776,054	4,023,604	10,765,796	6,821,830

Gross Profit	5,972,230	3,673,759	11,014,457	6,227,253

Operating Expenses
Selling, general and administrative	579,974	393,589	1,151,864	1,664,847

Operating income	5,392,256	3,280,170	9,862,593	4,562,406

Other Income (Expenses)	8,526	4,778	16,113	5,636

Income Before Income Taxes	5,400,783	3,284,948	9,878,706	4,568,042

Provision for Income Taxes	725,511	-	1,354,956	-

Net Income	$4,675,272	$3,284,948	$8,523,750	$4,568,042

Other Comprehensive Income
Foreign currency translation adjustment	1,043,721	353,534	2,634,700	603,875

Comprehensive Income	$5,718,993	$3,638,482	$11,158,450	$5,171,917

Basic and diluted income per common share	$0.09	$0.07	$0.17	$0.09

Weighted average number of common shares outstanding	49,709,786	49,627,710	49,699,392	49,627,710

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2008	2007
		(Restated)
Cash Flows From Operating Activities:
Net income	$8,523,750	$4,568,042
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	471,171	304,770
Amortization of prepaid consulting expenses	175,188	178,668
Amortization of stock compensation	280,212	249,561

Changes in operating assets and liabilities:
Accounts receivable	8,180,245	(3,265,054)
Inventory	(701,435)	(217,612)
Other receivable & prepayments	(747,472)	(1,721,771)
Prepaid taxes	-	(1,641,012)
Accounts payable, accrued expenses and other payables	1,717,243	1,267,573
Unearned revenue	8,985	49,277

Net cash provided by (used in) opearating activities	17,907,886	(227,558)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,714)	(922)
Collection on loan to related parties	-	815,918

Net cash provided by (used in) investing activities	(1,714)	814,996

Cash Flows From Financing Activities
Repayments of notes payable	(411,264)	-
Proceeds from loan from officers	420,255	-
Proceeds from notes payable	-	34,404

Net cash provided by financing activities	8,991	34,404

Effect of exchange rate changes on cash and cash equivalents	1,557,566	236,610

Increase in cash and cash equivalents	19,472,729	858,452

Cash and Cash Equivalents - Beginning of period	2,704,823	12,630

Cash and Cash Equivalents - End of period	$22,177,552	$871,082

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$-	$-
Income taxes	$638,639	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for incentive stock-based compensation	$139,403	$71,000

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2007 Form 10-K.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with FASB 123 (R). The expense related to the vesting of unearned compensation was $280,212 and $249,561 for the six months ended June 30, 2008 and 2007, respectively.

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

Income Tax

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “ Accounting for Income Taxes, ” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is no deferred tax amount recognized for the six months ended June 30, 2008 and 2007.

Under the Income Tax Laws of the PRC, the Company is generally subject to tax at a statutory rate of 25% and was, until January 2008, subject to tax at a statutory rate of 33% (30% state income taxes plus 3% local income taxes) on its taxable income. However, ZQ Power-Tech is located in a specially designated technology zone which allows foreign-invested enterprises a five-year income tax holiday.  ZQ Power-Tech enjoyed a two-year tax exemption through December 31, 2007, and enjoys an additional 50% income tax reduction from January 1, 2008 to December 31, 2010.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 16, 2007, National People’s Congress passed a new corporate income tax law, which is effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate to 25%, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China. According to the new corporate income tax law, the applicable corporate income tax rate of our Chinese subsidiaries decreases to 12.5% in 2008.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3. INVENTORY

	June 30, 2008	December 31, 2007
Raw Materials	$787,444	$368,844
Work-in-process	190,627	168,166
Finished goods	882,838	622,464
	$1,860,909	$1,159,474

No allowance for inventory was made for the six months ended June 30, 2008 and 2007.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Building and improvements	$12,548,062	$11,603,472
Machinery and equipment	3,498,997	3,486,333
Motor Vehicles	180,481	169,706
	16,227,540	15,259,511
less: Accumulated Depreciation	(2,579,878)	(2,016,275)

Total property, plant and equipment, net	$13,647,662	$13,243,236

Property, plant and equipment are generally stated at cost less accumulated depreciation. Upon acquisition of the 30% minority interest (Note 1), the buildings and building improvements have been adjusted to its fair market value due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill.

Depreciation expense for the six months ended June 30, 2008 and 2007 was $426,190 and $251,956, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

5. INTANGIBLE ASSETS

Intangible assets consist of land use rights and patents. All land in the People’ s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land and the power line underneath. The Group leases two pieces of land per real estate contract from the PRC Government for a period from August 2003 to September 2013, on which the office and production facilities of ZQ Power-Tech are situated. The Group leases power from the local government for a period from July 2003 to July 2013.

Rights to use land and power and patent right are stated at fair market value less accumulated amortization. The use of the fair market value was due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill upon acquisition of the 30% minority interest (Note 1).

The Company amortizes the patents over a 10 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of June 30, 2008, no impairment of intangible assets has been recorded.

Net intangible assets at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Rights to use land and power	$1,018,760	$957,938
Patents	896,269	840,452
	1,915,029	1,798,390
Less: accumulated amortization	(299,044)	(235,353)

	$1,615,985	$1,563,037

Amortization expense was $44,981 and $52,814 for the six months ended June 30, 2008 and June 30, 2007, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

7. LOAN FROM OFFICER

The Company’s CEO, Mr. Zhiguo Fu, periodically loans money to finance the operations of its New York Office. As of June 30, 2008, the Company has borrowed a total amount of $1,168,031 from Mr. Fu. The loan is intended to be interest free and due upon demand.

8. NOTE PAYABLE

In September 2003, the Company was approved to receive a government-subsidized economic development loan in the original amount of $362,446 from the Finance Bureau of City of Shuangcheng, where the Company’s principal operations are located. The note is an interest-free and unsecured demand loan with no fixed term of repayment. During the six months period ended June 30, 2008, the Company repaid the loan in full.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of June 30, 2008, and changes for the six months ended June 30, 2008, is presented below:

In addition, the compensation cost capitalized as an offset to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $566,322. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months, and the unearned stock compensation will be amortized as expense over the respective terms of the contracts. The amortization for the six months ended June 30, 2008 and 2007 was $175,188 and $178,668, respectively.

The following table shows the amortization of the unearned stock compensation relating to consulting contracts.

June 30, 2008
Unearned stock compensation as of January 1, 2008	$2,369,454
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(132,880)

Unearned stock compensation as of June 30, 2008	$2,236,574

Year	Amortization

2008	$175,548
2009	180,541
2010	116,375
2011	93,858

$566,322

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

9. STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of June 30, 2008 is presented below:

Unearned stock compensation as of January 1, 2008	$3,828,414
Unearned stock compensation granted	139,403
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(147,333)

Unearned stock compensation as of June 30, 2008	$3,820,484

Other than the transaction as detailed above, no options or awards have been made, exercised or lapsed during the six months ended June 30, 2008 and 2007 under the 2004 Plan and the 2006 Plan.

10. WARRANTIES

The Company warrants that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the six months ended June 30, 2008 and 2007, no amounts have been considered necessary to reserve for warranty costs.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

12. RESTATEMENT

We have restated the consolidated financial statements for the six months ended June 30, 2007 as a result of changes in management’s decision to restate its goodwill.

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

The impact of this restatement on the financial statements as originally reported is summarized below:

	As Reported	As Restated
Property, plant and equipment, net	$14,856,889	$14,856,889
Construction in progress	12,963,050	12,963,050
Intangible assets	1,526,263	1,526,263
Goodwill	127,180	2,229,126
Total Assets	29,473,383	31,575,328
Additional paid-in capital	17,518,843	17,518,843
Retained earnings	4,379,358	9,711,307
Total Liabilities and Stockholders' Equity	29,473,383	31,575,328

Revenue	13,049,083	13,049,083
General and adminstrative expenses	1,664,847	1,664,847
Net income (loss)	$4,568,042	$4,568,042

Net income (loss) per share	$0.09	$0.09

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

13. SUBSEQUENT EVENT

On August 8, 2008, Advanced Battery Technologies, Inc. sold 2,823,532 shares of common stock (the “Shares”) and warrants to purchase 1,270,590 shares of common stock (the “Warrants”), pursuant to a Securities Purchase Agreement made on August 7, 2008.  The purchasers were seven accredited institutional funds.

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

Consolidated Results of Operation

 Near the end of 2004, ZQ Power-Tech obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang.  Production was reduced to minimal or none, as management focused on doubling the Company’s production capacity and training the necessary personnel.  Between 2004 and the end of 2005, the number of employees at our facility increased from 300 to, currently, 1258, as we more than doubled our production capacity to its current level of $45 million per year.  We now have two buildings (“A” and “B”) in full production.  As our revenues in 2007 reached $31 million and continue to grow, our plan is to outfit buildings “C” and “D” so as to double our production capacity.  Toward that end, our management has recently completed an equity placement to obtain the capital necessary for the expansion.

In the fall of 2005 we returned to full production, shipping $4,222,960 of product in that year.  Our growth continued through 2006 and 2007, as we recorded $16,329,340 in revenue for 2006 and $31,897,618 in revenue for 2007.

The following table presents certain consolidated statement of operations information. Financial information is presented for the three months ended June 30, 2008 and 2007.

	June 30, 2008	June 30, 2007
Revenues	$11,748,284	$7,697,363
Cost of Goods Sold	5,776,054	4,023,604
Operating Expenses	579,974	393,589
Income from Operations	5,392,256	3,280,170
Net Income	$4,675,272	$3,284,948

The following table presents certain consolidated statement of operations information. Financial information is presented for the six months ended June 30, 2008 and 2007.

	June 30, 2008	June 30, 2007
Revenues	$21,780,253	$13,049,083
Cost of Goods Sold	10,765,796	6,821,830
Operating Expenses	1,151,864	1,664,847
Income from Operations	9,862,593	4,562,406
Net Income	$8,523,750	$4,568,042

Revenues: We had total revenues of $11,748,284 for the three months ended June 30, 2008, an increase of $4,050,921 or 53%, compared to $7,697,363 for the three months ended June 30, 2007. The increase in revenues was due primarily to increased sales volume, especially from the large and medium capacity battery cells.

We generated approximately $5.9 million or 50% of our revenues in the three months ended June 30, 2008 from large capacity battery cells for electric sanitation vehicles, stationary applications, and other large scale battery applications, $5.1 million or 43% of our revenues from medium capacity battery cells for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights and others, and $0.8 million or 7% of our revenues from small capacity battery cells for IC cards, digital photo albums, electronic toys and etc.

For the first six months ended June 30, 2008 our revenue reached $21,780,253, an increase of $8,731,170 or 67% increase compared to $13,049,083 for the six months ended June 30, 2007. The increase in revenues was due primarily to increased sales volume, especially from the large and medium capacity battery cells.

We generated approximately $8.1 million or 37% of our revenues in the six months ended June 30, 2008 from large capacity battery cells for electric sanitation vehicles, stationary applications, and other large scale battery applications, $11.8 million, or 54% of our revenues from medium capacity battery cells for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights and others, and $2 million 9% of our revenues from small capacity battery cells for IC cards, digital photo albums, electronic toys and etc.

Since at August 7, 2008 we had a backlog of approximately $58 million for delivery throughout the next 18 months, we expect to expand on the level of operations that we achieved during 2007 and the first half of the current year.

Cost of Goods Sold: Our cost of revenues consists of the cost of raw materials, production costs and production overheads.

In the three months ended June 30, 2008, the cost of goods sold was $5,776,054, an increase of $1,752,450 or approximately 44% over the same period in 2007. The increase in our cost of goods sold was primarily due to a material increase in the amount of products sold, partially offset by higher utilization of raw materials and improved production efficiency.

Cost of goods sold in the six months ended June 30, 2008 was $10,765,796, an increase of $3,943,966 or approximately 58% over the same period in 2007. The increase in our cost of goods sold was primarily related to a material increase in the amount of products sold, partially offset by higher utilization of raw materials and improved production efficiency. .

Gross profit: The Company earned a gross profit of $5,972,230 for the three months ended June 30, 2008, an increase of $2,298,471 or approximately 63%, compared to $3,673,759 for the three months ended June 30, 2007. The Company earned a gross profit of $11,014,457 for the six months ended June 30, 2008, an increase of $4,787,204 or approximately 77%, compared to $6,227,253 for the six months ended June 30, 2007. The increase in gross profit is due to material increase in products we sold and improved production efficiency in this quarter.

Gross margin: Gross margin, as a percentage of revenues, increased to approximately 51% for the three months ended June 30, 2008, from approximately 48% for the three months ended June 30, 2007. Gross margin, as a percentage of revenues, increased to approximately 51% for the six months ended June 30, 2008 from approximately 48% for the six months ended June 30, 2007. The increase in gross margin is primarily due to the increased contribution from higher margin products, higher utilization of raw materials and increased production efficiency.

Operating expenses: The Company incurred operating expenses of $579,974 for the three months ended June 30, 2008, an increase of $186,385 or approximately 47%, compared to $393,589 for the three months ended June 30, 2007. The Company incurred operating expenses of $1,151,864, for the six months ended June 30, 2008, a decrease of $512,983 or approximately 31%, compared to $1,664,847 for the six months ended June 30, 2007. The decrease is primarily due to a one-time compensation charge of $893,896, arising from a bonus granted to management during the quarter ended March 31, 2007. Our operating expenses increased primarily as a result of expenses related to the maintenance of our producing and administrative facilities at our headquarter in PRC and expenses incurred by our U.S. offices, including the expense attributable to the Company’s listing on the NASDAQ Capital Market in March 2008. We expect that the increase in our selling, general and administrative expense will be roughly proportional to the increase in our revenues.  This will occur because the efficiencies that we are realizing from our expanded operations will be partially offset by the expenses of the US office.

Included in our general and administrative expense during the six months ended June 30, 2008 was $455,400 attributable to amortization of the market value of stock that we granted to employees or consultants, primarily during 2004.  During the three months ended June 30, 2008, this expense totaled $221,375.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  At June 30, 2008 there remained $6,057,058 in unamortized stock compensation on the Company’s books.  This sum will be amortized over the expected duration of the employment or service of the recipients of the shares.

In January 2006 the Company acquired the minority interest in its subsidiary, ZQ Power-Tech, resulting in 100% ownership.  At that time it recorded $2,050,204 as goodwill, representing the excess of the purchase price it paid over the fair value of the assets associated with the minority interest.  At the end of 2006, management impaired the goodwill and took a write-off in that amount.  In March 2008, however, management revisited that decision, and concluded that its decision to write-off the goodwill had not conformed to generally accepted accounting standards and that the goodwill was not impaired.  For that reason, the Company’s balance sheet and statement of operations for the year ended December 31, 2006 were restated in connection with the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 to reflect the reversal of the impairment charge.  The restatement had no effect on the historical financial statements included in this Quarterly Report, except that the effect of the restatement on the Company’s balance sheet as of June 30, 2007 is recorded in Note 12 to the Condensed Consolidated Financial Statements.

The Company’s revenue less expenses produced a pre-tax income of $5,400,783 for the three months ended June 30, 2008 and $3,284,948 for the same period in 2008, The Company’s revenue less expenses produced a pre-tax income of $9,878,706 for the six months ended June 30, 2008 and $5,400,783 for the same period in 2007,  However, as a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech was entitled to exemption from income taxes during 2006 and 2007.  So for the six and three month periods ended June 30, 2007, the Company’s pre-tax income was identical to its net income, representing $.09 and $.07 per share, respectively.  Currently and through 2010, ZQ Power-Tech is entitled to a 50% tax abatement. After taxes of $1,354,956 realized in the six months ended June 30, 2008, our net income for the first half of 2008 was $8,523,750, representing $.17 per share.  For the three months ended June 30, 2008, net income was $4,675,272, representing $.09 per share.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended June 30, 2008, the effect of converting our financial results to Dollars was to add $2,634,700 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Until December 2004, the development and initial operations of ZQ Power-Tech were financed primarily by contributions to capital made by Zhiguo Fu, the Company’s Chairman.  On December 1, 2004, ZQ Power-Tech entered into a Loan Agreement with China Financial Bank, and received a loan of 20 million RMB (approximately $2.4 million).  The Loan Agreement, as amended, required that the principal be paid in a balloon in November 2007. During 2006, however, we repaid the loan.  During the three months ended June 30, 2008 we repaid our other long-term debt, a $427,837 note payable to the Finance Bureau of the City of Shuangcheng.  Therefore at June 30, 2008 our only loan was a $1,168,031 liability to our Chairman for funds he has deposited into our accounts of the US office.

Our Chairman, Zhiguo Fu, deposited most of that sum in 2007, despite our cash balance of $2,704,823 at the end of 2007, in anticipation of the cash we will require in order to expand our production capabilities.  Our revenue in 2007 reached a level equal to approximately 69% of the annual production capacity of our manufacturing plant.  With a backlog of firm orders as of August 7, 2008 exceeding $58 million, the need for expansion is obvious.  Of the four factory buildings on our campus in the City of Harbin, two (Building “C” and Building “D”) remain unused.  Our plan is the utilize our available capital resources to fund the purchase of inventory and other working capital requirements of an expansion, while obtaining additional capital for equipment through the sale of equity.

On August 7, 2008 we completed a private placement to seven investment funds of  2,823,532 shares of common stock and five year warrants to purchase 1,270,590 shares of common stock at $5.51 per share.  The net proceeds that we realized from the offering were approximately $11,300,000.  We intend to use those funds to implement two new assembly lines.

At June 30, 2008 ZQ Power-Tech had a working capital balance of $30,346,897, an improvement of $10,597,523 from our working capital balance at December 31, 2007.  The primary reason for the improvement in working capital was the net income realized during the first six months of the current year.  It should be noted, moreover, that of the $19 million in working capital that we had at December 31, 2007, $16 million was represented by accounts receivable – an amount substantially greater than one quarter’s revenues.  As we strive to capture a position in the battery market, we often permit new customers to delay payment of invoiced amounts, a practice that is in keeping with business practices commonly accepted in China.  These concessions are usually indefinite and informal and, legally, we can demand payment at any time. We permit the delay in order to develop goodwill with the customer.  Because the concessions are based on Chinese business custom, we do not consider them to be unnecessarily risky.  In fact, we have experienced no significant events of default by our customers.  During the second quarter of 2008, as we faced the need for additional cash in order to expand our operations, we collected a large portion of our accounts receivable and reduced the balance to $7.8 million.  As a result, we had over $22 million in cash on hand at June 30, 2008.

ZQ Power-Tech has sufficient liquidity to fund its near-term operations and to fund the working capital demands of an expansion of its operations.  The proceeds of our recent equity offering will enable us to purchase the equipment needed to expand our operations.  If we determine that additional funds are needed, we have available $13,647,662 in property, plant and equipment, which ZQ Power-Tech owns free of liens.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that secured financing will be available to it on favorable terms if needed

Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Risk Factors That May Affect Future Results

Investing in our common stock involves a significant degree of risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

We may be unable to gain a substantial share of the market for batteries.

We have only one product line, rechargeable polymer lithium-ion batteries.  We began marketing our batteries in the Spring of 2004, and only began to report substantial revenue at the end of 2005.  There are many companies, large and small, involved in the market for rechargeable batteries.  Some of our existing and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources.  It will be difficult for us to establish a reputation in the market so that manufacturers chose to use our batteries rather than those of our competitors.  Unless we are able to expand our sales volume significantly, we will not be able to improve the efficiency of our operation.

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

We are a holding company and conduct substantially all of our business through our operating subsidiary, ZQ Power-Tech, which is a limited liability company established in China. We rely on dividends paid by ZQ Power-Tech for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to ZQ Power-Tech to us only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. ZQ Power-Tech is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. In addition, ZQ Power-Tech is required to allocate a portion of its after-tax profit to its enterprise expansion fund and the staff welfare and bonus fund at the discretion of its board of directors. Moreover, if ZQ Power-Tech incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitations on the ability of ZQ Power-Tech to pay dividends or other distributions to us could have a material adverse effect on our ability to grow, make investments or acquisitions, pay dividends to you, and otherwise fund or conduct our business.

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

Item 1A.Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BATTERY TECHNOLOGIES, INC.

Date: August 11, 2008	By:	/s/ Zhiguo Fu
Name: Zhiguo Fu
Title: Chief Executive Officer

Date: August 11, 2008	By:	/s/ Dahe Zhang
Name: Dahe Zhang
Title: Chief Financial Officer

*       *        *       *       *