Form 10KSB/A
period 2007-12-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2008-09-02
CIK 745651

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

Transitional Small Business Disclosure Format:

Yes [   ]   No   [X]

DOCUMENTS INCORPORATED BY REFERENCE:  None

Amendment No. 1

This amendment is being filed to correct an error on the Consolidated Statements of Income regarding the weighted average number of shares outstanding at December 31, 2007, and to make the resulting change in Basic and Diluted Income Per Share on the Consolidated Statements of Income and in the Management’s Discussion and Analysis.

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

The Company’s revenue less expenses produced a pre-tax income of $10,205,406 in 2007, compared to a net income of $7,133,390 in 2006.  As a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech was entitled to exemption for income taxes during 2006 and 2007, followed by a 50% abatement from 2008 to 2010.  Our net income for 2007, therefore, was identical to our pre-tax income, representing $0.21 per share.  On the other hand, our net income for 2006 was increased, when the Government of China refunded to us $907,362 that we had paid in excess of our tax liability for prior years.  With that addition, our net income for 2006 came to $5,990,548, or $0.13 per share.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED
	DECEMBER 31,

	2007	2006
		(Restated)

Revenues	$ 31,897,618	$ 16,329,340

Cost of Goods Sold	18,039,861	7,344,642

Gross Profit	13,857,757	8,984,698

Selling, general and administrative expenses	3,283,230	1,423,621
R & D expenses	383,871	181,257

Income from operations	10,190,656	7,379,820

Other Income and (Expenses)
Interest income	14,750	45
Interest expense	-	(237,193)
Other income(expense)	-	(9,282)
Total other income and (expenses)	14,750	(246,430)

Income before income taxes (benefit) and minority interests	10,205,406	7,133,390

Provision for income taxes (benefit)	-	(907,362)

Net Income (loss)	$ 10,205,406	$ 8,040,752

Other Comprehensive Income
Foreign Currency Translation Adjustment	2,125,410	844,251

Comprehensive Income	$ 12,330,816	$ 8,885,003

Basic & Diluted Income (Loss) Per Share	$ 0.21	$ 0.17

Weighted Average Number of Common Shares Outstanding	49,677,285	46,569,371

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