Form 10-Q
period 2008-09-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2008-11-12
CIK 745651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2008

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

Large accelerated filer      Accelerated filer [X]  Non-accelerated filer      Small reporting company ___

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock                            Outstanding as of November 12, 2008

  Common Stock, $0.001 par value                                                54,781,577

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$ 40,639,841	$ 2,704,823
Accounts receivable	13,190,640	16,026,604
Inventory	1,472,785	1,159,474
Other receivables	901,815	84,950
Loan receivable	1,600,000	-
Advance to suppliers	1,746,109	1,608,967
Total Current Assets	59,551,190	21,584,818

Property, plant and equipment, net of accumulated depreciation	13,740,323	13,243,236

Other assets:
Advance payment for investment	200,000	-
Security deposit	6,000	6,000
Intangible assets, net	1,609,072	1,563,037
Goodwill	2,499,021	2,326,119
	4,314,093	3,895,156

Total Assets	$ 77,605,606	$ 38,723,210
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 984,002	$ 406,454
Customer deposits	123,110	75,116
Accrued expenses and other payables	1,674,530	618,173
Loan from officers	1,217,986	735,700
Total Current Liabilities	3,999,628	1,835,444

Long-term liabilities:
Note payable	-	411,263
Total Liabilities	3,999,628	2,246,707

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 60,000,000 shares
authorized; 54,781,577 shares issued and outstanding as of September 30, 2008 and 60,000,000 shares authorized;
and 49,688,998 shares issued and outstanding as of December 31, 2007	54,782	49,689
Additional paid-in-capital	39,083,904	18,029,891
Accumulated other comprehensive income	6,274,653	3,099,994
Retained earnings	28,192,639	15,296,930
Total Stockholders' Equity	73,605,978	36,476,504

Total Liabilities and Stockholders' Equity	$ 77,605,606	$ 38,723,210

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three and nine months ended September 30, 2008 and 2007

	Three-Month Ended		Nine-Month Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)

Revenues	$ 12,662,585	$ 8,573,009	$ 34,442,838	$ 21,622,092

Cost of Goods Sold	6,776,437	4,591,683	17,542,233	11,413,513

Gross Profit	5,886,148	3,981,326	16,900,605	10,208,579

Operating Expenses
Selling, general and administrative	795,336	389,613	1,947,200	2,054,460

Operating income	5,090,812	3,591,713	14,953,405	8,154,119

Other Income (Expenses)	51,925	4,957	68,037	10,593

Income Before Income Taxes	5,142,737	3,596,670	15,021,442	8,164,712

Provision for Income Taxes	770,777	-	2,125,733	-

Net Income	$ 4,371,960	$ 3,596,670	$ 12,895,709	$ 8,164,712

Other Comprehensive Income
Foreign currency translation adjustment	539,959	475,355	3,174,659	1,079,230

Comprehensive Income	$ 4,911,919	$ 4,072,025	$ 16,070,368	$ 9,243,942

Weighted average number of common shares outstanding
Basic	44,349,487	40,892,198	42,456,824	40,880,714

Diluted	52,527,987	49,645,031	50,635,324	49,633,547

Earnings per share	$ 0.10	$ 0.09	$ 0.30	$ 0.20
Basic
Diluted	$ 0.08	$ 0.07	$ 0.25	$ 0.16

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2008	2007
		(Restated)
Cash Flows From Operating Activities:
Net income	$ 12,895,709	$ 4,568,042
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	662,575	304,770
Amortization of prepaid consulting expenses	262,781	178,668
Amortization of stock compensation	439,844	249,561

Changes in operating assets and liabilities:
Accounts receivable	2,835,964	(3,265,054)
Inventory	(313,311)	(217,612)
Other receivable & prepayments	(954,006)	(1,721,771)
Loan receivable	(1,600,000)	-
Prepaid taxes	-	(1,641,012)
Accounts payable, accrued expenses and other payables	1,633,906	1,267,573
Unearned revenue	47,994	49,277
Net cash provided by (used in) operating activities	15,911,456	(227,558)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(126,451)	(922)
Advance payment for investment	(200,000)	-
Collection on loan to related parties	-	815,918
Net cash provided by (used in) investing activities	(326,451)	814,996

Cash Flows From Financing Activities
Repayments of notes payable	(411,263)	-
Proceeds from loan from officers	485,343	-
Proceeds from notes payable	-	34,404
Proceeds from issuance of common stock	21,500,042	-
Payments for offering costs	(1,143,562)	-
Net cash provided by financing activities	20,430,560	34,404

Effect of exchange rate changes on cash and cash equivalents	1,919,453	236,610

Increase in cash and cash equivalents	37,935,018	858,452

Cash and Cash Equivalents - Beginning of period	2,704,823	12,630

Cash and Cash Equivalents - End of period	$ 40,639,841	$ 871,082

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$ -	$ -
Income taxes	$ 2,125,727	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for incentive stock-based compensation	$ 139,403	$ 71,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2007 Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of September 30, 2008, substantially most of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and without requiring collateral. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".

Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income.

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

Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with FASB 123 (R). The expense related to the vesting of unearned compensation was $439,844 and $431,056 for the nine months ended September 30, 2008 and 2007, respectively.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes, ” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is no deferred tax amount recognized for the nine months ended September 30, 2008 and 2007.

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

The estimated tax savings for the nine months ended September 30, 2008 and 2007 amounted to $2,125,733 and $2,694,355, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the nine months ended September 30, 2008 and 2007 from $0.30 to $0.25 and $0.20 to $0.13, respectively. The estimated tax savings for the three months ended September 30, 2008 and 2007 amounted to $770,777 and $1,186,901, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the three months ended September 30, 2008 and 2007 from $0.10 to $0.08 and $0.09 to $0.06, respectively.

Basic and Diluted Earning Per Share

Earning per share is calculated in accordance with the SFAS 128, “Earnings per share”. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recently Issued Accounting Standards

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Management is currently evaluating the impact FSP EITF 03-6-1 will have on the Company’s EPS calculations.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

3. INVENTORY

	September 30, 2008	December 31, 2007
Raw Materials	$492,615	$368,844
Work-in-process	397,239	168,166
Finished goods	582,931	622,464
	$1,472,785	$1,159,474

No allowance for inventory was made for the nine months ended September 30, 2008 and 2007.

4.  OTHER RECEIVABLES

Other receivables generally consist of advances made to vendors and other business associates in China to secure good business relationships. In addition, as of September 30, 2008 the Company had deposited $870,000 in a bank account in the name of RDX Holdings Limited, and that amount is included in Other Receivables.  RDX Holdings Limited is a British Virgin Islands corporation that is controlled by the son of the Company’s Chairman.  The deposit was made in order to facilitate the transfer of the funds from the United States to China.  Subsequent to September 30, 2008 the entire amount was transferred to the Company’s accounts.

The Company has full oversight and control over the advanced accounts. Therefore, no allowance for the uncollectible accounts is considered necessary.

5. LOAN RECEIVABLE

Loan receivable represents a loan made to a company that purchases batteries from ZQ Power-Tech on an OEM basis and that is expected to assist ZQ Power-Tech in securing favorable terms for its purchase of new equipment. The entirety of the loan was repaid in November 2008.

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at September 30, 2008 and December 31, 2007:

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	September 30, 2008	December 31, 2007
Building and improvements	$ 12,797,033	$ 11,603,472
Machinery and equipment	3,534,657	3,486,333
Motor Vehicles	182,321	169,706
	16,514,011	15,259,511
less: Accumulated Depreciation	(2,773,688)	(2,016,275)

Total property, plant and equipment, net	$ 13,740,323	$ 13,243,236

Property, plant and equipment is generally stated at cost less accumulated depreciation. Upon acquisition of the 30% minority interest (Note 1), the buildings and building improvements have been adjusted to their fair market value due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill.

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $594,380 and $441,195 respectively.

7. INTANGIBLE ASSETS

Intangible assets consist of land use rights and patents. All land in the People’ s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land and the power line underneath. ZQ

Power-Tech leases two pieces of land per real estate contract from the PRC Government for a period from August 2003 to September 2013, on which the office and production facilities of ZQ Power-Tech are situated. ZQ Power-Tech leases power from the local government for a period from July 2003 to July 2013.

Rights to use land and power and patent right are stated at fair market value less accumulated amortization. The use of the fair market value was due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill upon acquisition of the 30% minority interest (Note 1).

The Company amortizes the patents over a 10 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets,

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

7. INTANGIBLE ASSETS (Continued)

considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of September 30, 2008, no impairment of intangible assets has been recorded.

Net intangible assets at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Rights to use land and power	$ 1,029,143	$ 957,938
Patents	905,403	840,452
	1,934,546	1,798,390
Less: accumulated amortization	(325,474)	(235,353)

Total Intangible Assets, Net	$ 1,609,072	$ 1,563,037

Amortization expense was $68,195 and $81,606 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

8. GOODWILL

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

9. LOAN FROM OFFICER

The Company’s CEO, Mr. Zhiguo Fu, periodically loans money to finance the operations of its New York Office. As of September 30, 2008, the Company has borrowed a total amount of $1,217,986 from Mr. Fu. The loan is intended to be interest free and due upon demand.

10. NOTE PAYABLE

In September 2003, the Company was approved to receive a government-subsidized economic development loan in the original amount of $362,446 from the Finance Bureau of City of Shuangcheng, where the Company’s principal operations are located. The note is an interest-free

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

10. NOTE PAYABLE (Continued)

and unsecured demand loan with no fixed term of repayment. During the nine months period ended September 30, 2008, the Company repaid the loan in full.

11. STOCK-BASED COMPENSATION

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of September 30, 2008, and changes for the nine months ended September 30, 2008, is presented below:

September 30, 2008
Unearned stock compensation as of January 1, 2008	$ 2,369,454
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(439,844)

Unearned stock compensation as of September 30, 2008	$ 1,929,610

In addition, the compensation cost capitalized as an offset to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $478,728. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months, and the unearned stock compensation will be amortized as expense over the

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

11. STOCK-BASED COMPENSATION (Continued)

respective terms of the contracts. The amortization for the nine months ended September 30, 2008 and 2007 was $262,781 and $268,001, respectively.

The following table shows the amortization of the unearned stock compensation relating to consulting contracts.

Year	Amortization
2008	$ 175,548
2009	180,541
2010	116,375
2011	93,858
$ 566,322

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

11. STOCK-BASED COMPENSATION (Continued)

Options granted under the 2006 Plan shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall in each instance approve, which need not be the same for each grant or for each participant.

No award shall be made under the 2006 Plan after December 31, 2015.

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of September 30, 2008 is presented below:

Unearned stock compensation as of January 1, 2008	$ 3,828,414
Unearned stock compensation granted	257,155
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(358,276)

Unearned stock compensation as of September 30, 2008	$ 3,727,293

Other than the transaction as detailed above, no options or awards have been made, exercised or lapsed during the nine months ended September 30, 2008 and 2007 under the 2004 Plan and the 2006 Plan.

12. EARNINGS PER SHARE

Earnings per share for the period ended September 30, 2008 and 2007 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the three and nine months ended September 30, 2008 and 2007:

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	Three-Month Ended		Nine-Month Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Basic earning per share		(Restated)		(Restated)

Net Income	$ 4,371,960	$ 3,596,670	$ 12,895,710	$ 8,164,712

Weighted average number of common shares outstanding-Basic	44,349,487	40,892,198	42,456,824	40,880,714

Earnings per share-Basic	$ 0.10	$ 0.09	$ 0.30	$ 0.20

Diluted earnings per share

Net Income	$ 4,371,960	$ 3,596,670	$ 12,895,710	$ 8,164,712

Weighted average number of common
shares outstanding - Basic	44,349,487	40,892,198	42,456,824	40,880,714
Effect of diluted stock awards	8,178,500	8,752,833	8,178,500	8,752,833
Weighted average number of common
shares outstanding - Diluted	52,527,987	49,645,031	50,635,324	49,633,547
Earnings per share-Diluted	$ 0.08	$ 0.07	$ 0.25	$ 0.16

At September 30, 2008 and 2007, the Company had unvested stock awards of 8,178,500 and 8,752,833, respectively, under the 2004 and 2006 equity plans. For the three and nine months ended September 30, 2008, all unvested stock awards were included in the diluted earnings per share calculation as they are dilutive. For the three and nine months ended September, 2007, all unvested stock awards were included in the diluted earnings per share calculation as they are dilutive.

At September 30, 2008 and 2007, the Company had outstanding warrants of 2,592,945 and -0-, respectively. For the three and nine months ended September 30, 2008, all outstanding warrants  with an exercise above the market price during the nine months ended September 30, 2008 were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the three and nine months ended September, 2007, there were no warrants issued and outstanding.

13. STOCKHOLDERS’ EQUITY

On August 8 and August 15, 2008 the Company issued a total of 5,058,834 shares of common stock (the “Shares”) and warrants to purchase a total of 2,276,474 shares of common stock (the “Warrants”) to eight accredited institutional funds.  The purchase price for the securities was $21,500,034.  From the proceeds of the offering, the Company paid a fee of $1,075,002 to Rodman & Renshaw, LLC, which acted as the placement agent for the offering.  The Company also reimbursed Rodman & Renshaw, LLC for its out-of-pocket expenses totaling $68,560, and issued.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

13.STOCKHOLDERS’ EQUITY (Continued)

to Rodman & Renshaw, LLC warrants to purchase 316,471 shares of common stock.  The Company realized net proceeds of $20,356,480 from the offering. As a result of these offerings, there are 54,781,577 shares of common stock outstanding as of September 30, 2008.

The Warrants sold in the offering, as well as the warrants issued to Rodman & Renshaw, LLC, permit the holders to purchase common stock from Advanced Battery Technologies for a price of $5.51 per share.  The Warrants expire in five years.  Cashless exercise is permitted only if there is no effective registration statement permitting resale of the common shares underlying the Warrants.  No warrant-holder may exercise a Warrant to purchase shares that would cause the holder to own more than 4.99% of the outstanding common stock of Advanced Battery Technologies.

Both Investor Warrants and Placement Agent Warrants meet the conditions for equity classification pursuant to FAS 133 “Accounting for Derivatives” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and included in the Additional Paid-in Capital..

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 91.52%, risk free interest rate 3.21%

for August 8, 2008 Placement and 3.11% for August, 15, 2008 Placement, and expected term of 5 years.

Following is a summary of the status of warrants activities as of September 30, 2008:

	Warrants	Weighted Average	Average Remaining	Aggregate
	Outstanding	Exercise Price	Life in Years	Intrinsic Value
Outstanding December 31, 2007	-			-
Granted	2,592,945	$ 5.51	4.83	-
Forfeited	-			-
Exercised	-			-
Outstanding, September 30, 2008	2,592,945	$ 5.51	4.83	8,709,964

14 - CONCENTRATION OF RISKS

Three major customers accounted for approximately 33.8% of the net revenue for the nine months ended September 30, 2008, with each customer individually accounting for 13.4%, 10.3%, and 10.1%, respectively. At September 30, 2008, the total receivable balance due from these customers was $3,262,190, representing 24.7% of total accounts receivable. Four major customers accounted for 43.2% of the net revenue for the nine months ended September 30, 2007, with each customer individually accounted for 13.0%, 10.2%, 10.0%, and 10.0%, respectively. At September 30, 2007,

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

14 - CONCENTRATION OF RISKS  (CONTINUED)

the total receivable balance due from these customers was $4,381,227, representing 39.7% of total accounts receivable.

Three major vendors provided approximately 38.2% of the Company’s purchases of raw materials for the period ended September 30, 2008, with each vendor individually accounting for 16.2%, 12.0%,  and 10.0%, respectively. The Company’s accounts payable to these vendors was $71,675 at September 30, 2008. Four vendors provided 42.0% of the Company’s purchase of raw materials for the nine months ended September 30, 2007, with each vendor individually accounting for 11.1%, 10.6%, 10.1%, and 10.2%, respectively. The Company’s accounts payable to these vendors was $149,487 at September 30, 2007.

15.  LITIGATION

In September 2008, Susquehanna Financial Group, LLLP (“SFG”) commenced an action against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania.  SFG alleges that it was party to two contracts with the Company, pursuant to which SFG alleges that it was entitled to serve as financial advisor with respect to any offering of securities by the Company completed prior to March 2009.  SFG alleges that the Company failed to afford SFG the opportunity to serve as financial advisor in connection with the private placement by the Company in August 2008.  SFG alleges that it is entitled to damages in the amount of $1,359,872.46 and a warrant to purchase 81,882 share of the Company’s common stock exercisable at $8.00 per share.  The Company has answered the Complaint, and has denied that SFG was entitled to serve as financial advisor in connection with the August 2008 private placement by reason of the fact that SFG had terminated its agreements with the Company, had waived any continuing rights under the contracts, and had acted in bad faith in connection with the services it undertook to perform for the Company.

16. WARRANTIES

The Company warrants that all products manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the nine months ended September 30, 2008 and 2007, no amounts have been considered necessary to reserve for warranty costs.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

17. COMMITMENTS AND CONTINGENCIES

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

18. RESTATEMENT

We have restated the consolidated financial statements for the nine months ended September 30, 2007 as a result of changes in management’s decision to restate its goodwill.

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

The impact of this restatement on the financial statements as originally reported is summarized below:

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	September 30, 2007
	As Reported	As Restated
Property, plant and equipment, net	$ 12,984,648	$ 12,984,648
Construction in progress
Intangible assets	$ 1,522,593	1,522,593
Goodwill	129,204	2,179,408
Total Assets	34,172,258	36,222,462
Additional paid-in capital	17,773,397	17,773,397
Retained earnings	11,206,032	13,256,236
Total Liabilities and Stockholders' Equity	34,172,258	36,222,462

Revenue	21,622,092	21,622,092
General and administrative expenses	11,413,513	11,413,513
Net income (loss)	$ 8,164,712	$ 8,164,712

Net income (loss) per share	$ 0.16	$ 0.16

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

Consolidated Results of Operation

 Near the end of 2004, ZQ Power-Tech obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang.  Production was reduced to minimal or none, as management focused on doubling the Company’s production capacity and training the necessary personnel.  Between 2004 and the end of 2005, the number of employees at our facility increased from 300 to, currently, 1202, as we more than doubled our production capacity to its current level of $45 million per year.  We now have two buildings (“A” and “B”) in full production.  As our revenues in 2007 reached $31 million and continue to grow, our plan is to outfit buildings “C” and “D” so as to double our production capacity.  Toward that end, our management has recently completed an equity placement to obtain the capital necessary for the expansion.

In the fall of 2005 we returned to full production, shipping $4,222,960 of product in that year.  Our growth continued through 2006 and 2007, as we recorded $16,329,340 in revenue for 2006 and $31,897,618 in revenue for 2007.

Comparing Three Months Ended September 30, 2008 and 2007:

The following table presents certain consolidated statement of operations information. Financial information is presented for the three months ended September 30, 2008 and 2007.

	September 30,	September 30,
	2008	2007
Revenues	$ 12,662,585	$ 8,573,009
Cost of Goods Sold	6,776,437	4,591,683
Operating Expenses	795,336	389,613
Income from Operations	5,090,812	3,591,713
Net Income	$ 4,371,960	$ 3,596,670

Comparing Nine Months Ended September 30, 2008 and 2007:

The following table presents certain consolidated statement of operations information. Financial information is presented for the nine months ended September 30, 2008 and 2007.

	September 30,	September 30,
	2008	2007
Revenues	$ 34,442,838	$ 21,622,092
Cost of Goods Sold	17,542,233	11,413,513
Operating Expenses	1,947,200	2,054,460
Income from Operations	14,953,405	8,154,119
Net Income	$ 12,895,709	$ 8,164,712

Revenues: We had total revenues of $12,662,585 for the three months ended September 30, 2008, an increase of $4,089,576 or 48%, compared to $8,573,009 for the three months ended September 30, 2007. The increase in revenues was due primarily to increased sales volume, especially from the large and medium capacity battery cells.

We generated approximately $2.97 million or 23% of our revenues in the three months ended September 30, 2008 from large capacity battery cells for electric sanitation vehicles, stationary applications, and other large scale battery applications, $8.24 million or 65% of our revenues from medium capacity battery cells for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights and others, and $1.46 million or 11.5% of our revenues from small capacity battery cells for IC cards, digital photo albums, electronic toys etc.

For the nine months ended September 30, 2008 our revenue reached $34,442,838, an increase of $12,820,746 or 59% increase compared to $21,622,092 for the nine months ended September 30, 2007. The increase in revenues was due primarily to increased sales volume, especially from the large and medium capacity battery cells.

We generated approximately $11.0 million or 32% of our revenues in the nine months ended September 30, 2008 from large capacity battery cells for electric sanitation vehicles, stationary applications, and other large scale battery applications, $20.0 million or 58% of our revenues from medium capacity battery cells for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights and others, and $3.4 million or 10% of our revenues from small capacity battery cells for IC cards, digital photo albums, electronic toys and etc.

Since at November 7, 2008 we had a backlog of approximately $62 million for delivery throughout the next 15 months, we expect to expand on the level of operations that we achieved during 2007 and the first nine month of the current year.

Cost of Goods Sold: Our cost of revenues consists of the cost of raw materials, production costs and production overhead.  In the three months ended September 30, 2008, the cost of goods sold was $6,776,437, an increase of $2,184,754 or approximately 48% over the same period in 2007. The increase in our cost of goods sold was primarily due to the increase in our sales, partially offset by more efficient utilization of raw materials and improved production efficiency.

Cost of goods sold in the nine months ended September 30, 2008 was $17,542,233, an increase of $6,128,720 or approximately 54% over the same period in 2007. The increase in our cost of goods sold was primarily related to the increase in our sales, partially offset by more efficient utilization of raw materials and improved production efficiency.

Gross profit: The Company earned a gross profit of $5,886,148 for the three months ended September 30, 2008, an increase of $1,904,822 or approximately 48%, compared to $3,981,326 for the three months ended September 30, 2007. The Company earned a gross profit of $16,900,605 for the nine months ended September 30, 2008, an increase of $6,692,026 or approximately 66%, compared to $10,208,579 for the nine months ended September 30, 2007. The increase in gross profit is due to the increase in our sales and improved production efficiency in this quarter.

Gross margin: Gross margin, as a percentage of revenues, remains flat approximately at 46% for the three months ended September 30, 2008, compared to gross margin for the three months ended September 30, 2007. Gross margin, as a percentage of revenues, increased to approximately 49% for the nine months ended September 30, 2008 from approximately 47% for the nine months ended September 30, 2007. The increase in gross margin is primarily due to the increased contribution from higher margin products, more efficient utilization of raw materials and increased production efficiency.

Operating expenses: The Company incurred operating expenses of $795,336 for the three months ended September 30, 2008, an increase of $405,723 or approximately 104%, compared to $389,613 for the three months ended September 30, 2007. The Company incurred operating expenses of $1,947,200 for the nine months ended September 30, 2008, a decrease of $107,260 or approximately 52%, compared to $2,054,460 for the nine months ended September 30, 2007. The decrease is primarily due to a one-time compensation charge of $893,896, arising from a bonus granted to management during the quarter ended March 31, 2007.  Otherwise, our operating expenses increased primarily as a result of expenses related to the maintenance of our producing and administrative facilities at our headquarter in the PRC and expenses incurred by our U.S. offices, including the expense attributable to the Company’s listing on the NASDAQ Capital Market in March 2008. We expect that future increases in our selling, general and administrative expense will be roughly proportional to the increase in our revenues.  This will occur because the efficiencies that we are realizing from our expanded operations will be partially offset by the expenses of the US office.

Included in our general and administrative expense during the nine months ended September 30, 2008 was $702,625 attributable to amortization of the market value of stock that we granted to employees or consultants, primarily during 2004.  During the three months ended September 30, 2008, this expense totaled $234,025.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  At September 30, 2008 there remained $5,897,427 in unamortized stock compensation on the Company’s books.  This sum will be amortized over the expected duration of the employment or service of the recipients of the shares.

In January 2006 the Company acquired the minority interest in its subsidiary, ZQ Power-Tech, resulting in 100% ownership.  At that time it recorded $2,050,204 as goodwill, representing the excess of the purchase price it paid over the fair value of the assets associated with the minority interest.  At the end of 2006, management impaired the goodwill and took a write-off in that amount.  In March 2008, however, management revisited that decision, and concluded that its decision to write-off the goodwill had not conformed to generally accepted accounting standards and that the goodwill was not impaired.  For that reason, the Company’s balance sheet and statement of operations for the year ended December 31, 2006 were restated in connection with the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 to reflect the reversal of the impairment charge.  The restatement had no effect on the historical financial statements included in this Quarterly Report, except that the effect of the restatement on the Company’s balance sheet as of September 30, 2007 is recorded in Note 12 to the Condensed Consolidated Financial Statements.

The Company’s revenue less expenses produced a pre-tax income of $5,142,737 for the three months ended September 30, 2008 and $3,596,670 for the same period in 2008, The Company’s revenue less expenses produced a pre-tax income of $15,021,442 for the nine months ended September 30, 2008 and $8,164,712 for the same period in 2007,  As a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech was entitled to exemption from income taxes during 2006 and 2007.  So for the nine and three month periods ended September 30, 2007, the Company’s pre-tax income was identical to its net income, representing $.20 and $.09 per share, respectively.  Currently and through 2010, ZQ Power-Tech is entitled to a 50% tax abatement. After taxes of $2,125,733 realized in the nine months ended September 30, 2008, our net income for the first nine months of 2008 was $ $12,895,709, representing $.30 per share.  For the three months ended September 30, 2008, net income was $4,371,960, representing $.10 per share.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended September 30, 2008, the effect of converting our financial results to Dollars was to add $3,174,659 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Until December 2004, the development and initial operations of ZQ Power-Tech were financed primarily by contributions to capital made by Zhiguo Fu, the Company’s Chairman.  On December 1, 2004, ZQ Power-Tech entered into a Loan Agreement with China Financial Bank, and received a loan of 20 million RMB (approximately $2.4 million).  The Loan Agreement, as amended, required that the principal be paid in a balloon in November 2007. During 2006, however, we repaid the loan.  During the nine months ended September 30, 2008 we repaid our other long-term debt, a $427,837 note payable to the Finance Bureau of the City of Shuangcheng.  Therefore at September 30, 2008 our only loan was a $1,147,986 liability to our Chairman for funds he has deposited into the accounts of our US office.

Our Chairman, Zhiguo Fu, deposited most of that sum in 2007, despite our cash balance of $2,704,823 at the end of 2007, in anticipation of the cash we will require in order to expand our production capabilities.  Our revenue in 2007 reached a level equal to approximately 69% of the annual production capacity of our manufacturing plant.  With a backlog of firm orders as of November 7, 2008 exceeding $62 million, the need for expansion is obvious.  Of the four factory buildings on our campus in the City of Harbin, two (Building “C” and Building “D”) remain unused.  Our plan is the utilize our available capital resources to fund the purchase of inventory and other working capital requirements of an expansion, while obtaining additional capital for equipment through the sale of equity.

In August 2008 we completed a private placement to eight investment funds of 5,058,834 shares of common stock and five year warrants to purchase 2,276,474 shares of common stock at $5.51 per share.  The net proceeds that we realized from the offering were approximately $20,673,706. We intend to use a portion of those funds to implement two new assembly lines.

At September 30, 2008 the Company had a working capital balance of $55,551,561, an improvement of $35,802,187 from our working capital balance at December 31, 2007.  The primary reasons for the improvement in working capital were the private placement in August and the net income realized during the first nine months of the current year.  In addition, the Company has made a concerted effort to collect aged accounts receivable.  As a result, although sales have grown in 2008, our accounts receivable balance has been reduced by $2,835,964 during the nine months ended September 30, 2008.

ZQ Power-Tech has sufficient liquidity to fund its near-term operations and to fund the working capital demands of an expansion of its operations.  The proceeds of our recent equity offering will enable us to purchase the equipment needed to expand our operations.  If we determine that additional funds are needed, we have available $13,740,323 in property, plant and equipment, which ZQ Power-Tech owns free of liens.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that secured financing will be available to it on favorable terms if needed.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Susquehanna Financial Group, LLLP v. Advanced Battery Technologies, Inc.  In September Susquehanna Financial Group, LLLP (“SFG”) commenced this action in the Court of Common Pleas of Montgomery County, Pennsylvania (Civil Action No. 08-25505).  SFG alleges that it was party to two contracts with the Company, pursuant to which SFG alleges that it was entitled to serve as financial advisor with respect to any offering of securities by the Company completed prior to March 2009.  SFG alleges that the Company failed to afford SFG the opportunity to serve as financial advisor in connection with the private placement by the Company in August 2008.  SFG alleges that it is entitled to damages in the amount of $1,359,872.46 and a warrant to purchase 81,882 share of the Company’s common stock exercisable at $8.00 per share.  The Company has answered the Complaint, and has denied that SFG was entitled to serve as financial advisor in connection with the August 2008 private placement by reason of the fact that SFG had terminated its agreements with the Company, had waived any continuing rights under the contracts, and had acted in bad faith in connection with the services it undertook to perform for the Company.

Item 1A.

Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8 and August 15, 2008 the Company sold a total of 5,058,834 shares of common stock (the “Shares”) and warrants to purchase a total of 2,276,474 shares of common stock (the “Warrants”).  The purchasers were eight accredited institutional funds.  The aggregate purchase price for the securities was $21,500,033.50.  The sale of the securities was exempt from registration with the Securities and Exchange Commission pursuant to Rule 506, by reason of the fact that there was no general solicitation in connection with the offering, and the fact that the purchasers were accredited investors with sufficient knowledge and experience to be capable of evaluating the merits and risks of the investment, who were purchasing for investment for their own accounts.

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

Date:  November 12, 2008

         By: /s/ Zhiguo Fu

         Name:  Zhiguo Fu

                                  Title: Chief Executive Officer

Date:  November 12, 2008

        By: /s/ Dahe Zhang

                                  Name:  Dahe Zhang

                                  Title: Chief Financial Officer