Form 10-K
period 2008-12-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2009-03-16
CIK 745651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-13337

ADVANCED BATTERY TECHNOLOGIES, INC,
(Name of Small Business Issuer in its Charter)

Delaware	22-2497491
(State or other jurisdiction	(I.R.S. Employer ID Number)
of incorporation or organization)

21 West 39th Street, Suite 2A, New York, NY 10018
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 212-391-2752

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓   No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of March 12, 2009 was $ 78,590,584.

As of March 12, 2009 the number of shares outstanding of the Registrant’s common stock was 54,662,067 shares, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Advanced Battery Technologies.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

ITEM 1                     BUSINESS

Advanced Battery Technologies, Inc. is a holding company with one subsidiary:   Cashtech Investment Limited, a British Virgin Islands corporation.  Cashtech Investment Limited is also a holding company with only one subsidiary:  Heilongjiang ZhongQiang Power-Tech Co., Ltd., a China limited liability company (“ZQ Power-Tech”).  Advanced Battery Technologies also owns a 49% interest in Beyond E-Tech, Inc., a Texas corporation that distributes cellular telephones in the United States.

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

At the present time, ZQ Power-Tech produces only one finished product.  This is a cordless miner’s lamp equipped with a rechargeable PLI battery.  ZQ Power-Tech has sold its miner’s lamps to an agency of the Chinese government for several years, but recently expanded its market to private industry.  In 2006 ZQ Power-Tech received an order from a Hong Kong-based mining company for 450,000 battery cells for mine lamps, to be delivered over a three year period.  As a result of the expanded marketing, ZQ Power-Tech has installed a production line dedicated to mine lamps, which has a production capacity of 100,000 lamps per year.  During 2008 the miner’s lamp business yielded $10,777,298 in revenue (23.9% of total revenue) and $5,455,282 in net income (33.9% of total net income).

All of ZQ Power-Tech’s other sales and pending contracts are for battery cells, which are sold on an OEM basis as a component of a finished product.  Among ZQ Power-Tech’s current customers are companies that use our batteries in cell phones, companies that use them in laptop computers, and a company that uses our batteries in its digital cameras.  One unique market for ZQ Power-Tech’s batteries opened when, in August 2007, they were successfully tested by oceanographers in deep sea drilling equipment utilized by the China National Oceanographic Institute.  The fastest-growing market for ZQ Power-Tech’s batteries, however, has been the manufacturers of battery-powered vehicles.

Vehicle Batteries

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

The development of ZQ Power-Tech’s vehicle battery technologies has opened the door for a variety of relationships, with the result that ZQ Power-Tech is developing a significant presence in the growing market for vehicle batteries.  The initial success of this venture was marked, in the summer of 2004, by a $21 million order to supply 3.7 volt PLI battery sets for electric cars manufactured by Aiyingsi Company of Taiwan.  Aiyingsi and ZQ Power-Tech cooperated on development for two years, until in January 2006 Aiyingsi completed initial testing of ZQ Power-Tech batteries in thirty electric bicycles and motorcycles, and announced that it was satisfied with the results.  Initial shipments under the order were made during 2006 and have continued to date.

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

More recent milestones in the growth of ZQ Power-Tech’s presence in the low emissions vehicle industry have been:

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

➢
In March 2008 ZQ Power-Tech announced that it had collaborated with Wuxi Angell on the development of an electric hybrid motorcycle that utilizes ZQ Power-Tech batteries.  Three versions of the hybrid motorcycle were introduced to the U.S. market in February 2009.

➢
In October 2008 ZQ Power-Tech signed a five year sales agreement with Veken USA Co. Ltd., a China-based manufacturer.  Under the contract ZQ Power-Tech will provide lithium-ion polymer batteries for use in hybrid scooters distributed by Veken in Europe and the U.S.  Wuxi Angell will be responsible for assembling the scooters.

Contract to Acquire Wuxi Angell

In light of the rapid expansion of the market for battery-powered vehicles, in October 2008 the Company’s subsidiary, Cashtech Investment Limited, entered into an agreement to acquire a 55% equity interest in Wuxi Angell.  In exchange for that equity, Cashtech will pay to Wuxi Angell 25 million RMB (approximately $3.65 million) and Advanced Battery Technologies will issue two million shares of its common stock.  The acquisition will be completed after satisfactory due diligence and an audit of Wuxi Angell’s financial statements under US GAAP.  Management anticipates completing the acquisition in the first half of 2009.

Investment in Cell Phone Distributor

In December 2008 Advanced Battery Technologies purchased a 49% equity interest in Beyond E-Tech, Inc., a corporation located in Texas that distributes cellular telephones manufactured in China to its order by Flying Technology Development Co. and Lenovo China.  The purchase price for the shares was $1.5 million cash.  The purchase agreement provided that as long as Advanced Battery Technologies remains a shareholder of Beyond E-Tech, all phones sold by Beyond E-Tech would be powered by ZQ Power-Tech batteries.  Although Beyond E-Tech has only recently begun operations, Advanced Battery Technologies’ management considers the investment a reasonable means of securing a dedicated customer and a potential for ancillary profits.

Backlog

ZQ Power Tech’s backlog of sales orders totaled approximately $63,622,049 on March 12, 2009, including $55,944,157 for delivery within the current fiscal year.  On March 26, 2008, our backlog of orders totaled approximately $49,169,000.

Marketing

ZQ Power-Tech has focused its marketing activities in  China, with the majority of our sales continuing to be made directly by our marketing department.  However we have recently begun to establish relationships with sales representatives in other  major markets.  Our plan is to significantly expand our market presence now that our facilities have reached an operating level sufficient to service a much higher level of sales.

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

During 2003 ZQ Power Tech spent $493,114 on research and development as it completed the formulae for its polymer lithium-ion batteries.  From 2004 through 2006, however, our resources were focused toward implementing the assembly lines needed to introduce our products to the market on a mass scale.  Research and development expenditures in those three years were only $393,727 in total, including $181,257 in 2006.  With the build-out of our initial facility completed, our cash and management personnel were again be focused on research, specifically, the development of a second-generation product line and the utilization of nanomaterials in our batteries.  During 2007, therefore, our research and development expenses grew to $383,871.  In 2008, however, the growth of demand for our products again focused our attention on expansion of our facilities.  Research and development expenses in 2008, therefore, were only $4,463.

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

Employees

Advanced Battery Technologies has 4 employees, all of whom are involved in administration in our New York office.  ZQ Power-Tech has 905 employees. 28 are involved in administration, 30 are involved in marketing, and 40 are involved in research and development and related technology services.  The remainder is employed in production capacities.  None of our employees belongs to a collective bargaining unit.

ITEM 1A                   RISK FACTORS

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

Most of our assets are located in China, any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are predominantly located inside China. Under the laws governing Foreign-invested Entities in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment or liquidation.

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

We may never pay any dividends to our stockholders.

We have not paid any cash dividends on shares of our common stock. We currently intend to retain all available funds and future earnings, if any, to support our operations and finance the growth and development of our business. Our board of directors does not intend to distribute dividends in the foreseeable future. The declaration, payment and amount of any future dividends, if any, will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

ITEM 1B                   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2                      PROPERTIES

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

During 2004 ZQ Power-Tech commenced an ongoing program of expanding its production facility.  In 2006 it completed Building A and Building B, 30,000 square feet of manufacturing capacity, which in 2008 ZQ Power-Tech upgraded, so that those two buildings now have a production capacity of approximately $50,000,000 per year, depending on the specific products being produced.   Due to the rapid increase in the Company’s sales, in 2008 Management also began to develop additional assembly lines in Building C and Building D.   These additional lines are expected to be ready for trial production in April 2009 and commercial production in June 2009.  The modifications of the existing lines and addition of new lines is expected to provide ZQ Power-Tech’s an increase of 165% in production capacity by 2010.

In November 2003 ZQ Power-Tech received ISO9001 certification pertaining to Manufacturing and Quality Control Approval.

ITEM 3                     LEGAL PROCEEDINGS

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

ITEM 4                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid
Quarter Ending	High	Low
March 31, 2007	$2.03	$.60
June 30, 2007	$3.13	$1.21
September 30, 2007	$5.98	$2.51
December 31, 2007	$9.45	$3.17

March 31, 2008	$5.50	$3.50
June 30, 2008	$6.40	$2.99
September 30, 2008	$6.00	$2.99
December 31, 2008	$3.40	$1.17

(b) Shareholders

Our shareholders list contains the names of 342 registered stockholders of record of the Company’s Common Stock.

(c)  Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	0
Equity compensation plans not approved by security holders	0	N.A.	1,480,000(1)
Total	0	N.A.	1,480,000
___________________________

(1)
In 2006 the Board of Directors adopted the 2006 Equity Incentive Plan.  The Plan authorizes the Board to issue up to 8,000,000 common shares during the ten year period of the Plan.  The shares may be awarded to employees or directors of Advanced Battery Technologies or its subsidiaries as well as to consultants to those entities.  The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares.  1,480,000 shares remain available for issuance under the plan.

(e)  Sale of Unregistered Securities

Advanced Battery did not effect any unregistered sales of equity securities during the 4th quarter of 2008.

 (f) Repurchase of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its common stock during the 4th quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1, 2008- October 31, 2008	0	N.A.	0	4,000,000
November 1, 2008 – November 30, 2008	0	N.A.	0	4,000,000
December 1, 2009 – December 31, 2008	119,510	$ 2.47	119,510	3,880,490
Total		$ 2.47	119,510	3,880,490

(1)
In December 2008 the Board of Directors announced a stock repurchase program under which the Company may purchase up to 4 million shares of its common stock.  Purchases will be made, from time to time, in the open market, depending on several factors, including price, prevailing market conditions, and other investment opportunities.  The program will expire on November 30, 2009.

ITEM 6                      SELECTED FINANCIAL DATA

	2008	2007	2006	2005	2004
Revenue	$45,172,111	$31,897,618	$16,329,340	$4,222,960	$1,191,509
Net Income/(Loss)	$16,096,120	$10,205,406	$8,040,752	$(157,637)	$(2,349,704)
Net Income/(Loss) Per Share – Diluted	$0.31	$0.21	$0.17	$(0.01)	$(0.23)
Total Assets	$77,752,231	$38,723,210	$22,521,982	$17,158,364	$11,540,316
Long-Term Debt	--	$411,263	$384,413	--	$1,214,925
Shareholders’ Equity	$76,454,596	$36,476,504	$23,206,350	$9,086,632	$5,614,788
Shareholders’ Equity Per Share	$1.40	$0.73	$0.47	$0.22	$0.23

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

 Near the end of 2004, ZQ Power-Tech obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang.  Between 2004 and the end of 2005, the number of employees at our facility increased from 300 to, currently, 905, as we more than doubled our production capacity to its current level of $45 million per year.  We now have two buildings (“A” and “B”) in full production.  As our revenues in 2008 reached $45 million and continue to grow, the need to outfit buildings “C” and “D” so as to double our production capacity became apparent.  Toward that end, during 2008 we completed an equity placement to obtain the capital necessary for the expansion.

Our business continued to grow in 2008, as both revenue and net income increased by over 42%.  The current worldwide recession will make it difficult for us to match that growth rate in 2009.  On the other hand, we are supplementing our growth-through-new-customers by making strategic alliances that will capture new markets for us.  Specifically, at the end of 2008 we purchased a 49% interest in Beyond E-Tech, a cell phone distributor, which will provide us a dedicated customer for our cell phone batteries.  And we expect in the first half of 2009 to acquire a 55% interest in Wuxi Angell, a leading manufacturer of battery-powered motorbikes and scooters.  These alliances will help us to offset the effects of the recession.

Revenues: In 2008 we realized $45,172,111 in revenues, an increase of 42% compared to the $31,897,618 in revenue that we achieved in 2007. As a result of competition, our prices have remained relatively stable.  Our growth has been almost entirely the result of increased unit sales.  A number of factors contributed to the increase in revenue from 2007 to 2008.  Primary among them were:

•
New Customers.  Our revenue in 2008 included $10,331,311 sold to customers that had not purchased from us in prior years.  This expansion of our customer base is primarily a result of the efforts of our growing network of independent sales agents.

•
Vehicle Batteries.  Our sales of batteries for use in motorized vehicles increased by 70% from 2007 to 2008.  We expect growth in this area to continue, primarily due to our expanding relationship with Wuxi Angell.

•
Miner’s Lamps.  Our one end product, our miner’s lamp, has fueled a significant portion of our growth.  In 2008 our sales of miner’s lamps and batteries for miner’s lamps totaled $10,777,298, compared to $5,534,798 in 2007.

The growth in our battery business has been accompanied by a reorientation in the relative importance of different battery sizes.  When we first entered the battery business in 2003 and following years, the bulk of our sales were small capacity batteries, primarily those used in consumer electronic devices.  Our growth, however, has been propelled by customers for our medium capacity batteries (used for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights, etc.) and large capacity batteries (used for electric sanitation vehicles, stationary applications, and other large scale battery applications).  In 2008, the contribution of batteries in these categories to our total revenues was:

•	Small Capacity Batteries.	$4,727,223 (10.5%)
•	Medium Capacity Batteries:	$16,200,079 (35.9%)
•	Large Capacity Batteries:	$13,467,511 (29.8%)
•	Other	$10,777,298 (23.8%)

Gross Profit. Our cost of revenues consists of the cost of raw materials, production costs and production overhead.  In 2008, although our revenue increased by 42%, our cost of goods sold increased by only 28%, from $18,039,861 to $23,122,610.  This disparity permitted resulted from the efforts of our production staff to achieve a more efficient use of raw materials, and from our ongoing program of improving the efficiency of our production techniques.  The result was an improvement in our gross margin from 43% in 2007 to 49% in 2008.

The current global recession has caused a widespread and dramatic drop in the cost of raw materials, including the metals that we utilize in our batteries.  We expect this situation will permit us to maintain the level of gross margin that we achieved in 2008.  If the recession results in diminished sales, however, our gross margin is likely to suffer, as a reduction in sales would be likely to reduce the efficiency of our production operations.

Operating Expenses: The Company’s operating expenses fell by 11%, from $3,667,101 in 2007 to $3,267,872 in 2008.   The decrease is primarily due to a one-time compensation charge of $893,896, arising from a bonus granted to management during the quarter ended March 31, 2007.  In addition, we quelled our aggressive research and development programs in 2008, while we focused on expanding our production facility, and this reduced our expenditures for research and development by $379,408.  After eliminating these two factors, we realized an increase of $502,332 (21%) from 2007 to 2008.  The increase reflected expenses relating to the expansion of our manufacturing facility as well as expenses incurred by our U.S. offices, including the expense attributable to the Company’s listing on the NASDAQ Capital Market in March 2008. We expect that future increases in our selling, general and administrative expense will be roughly proportional to the increase in our revenues.  This will occur because the efficiencies that we are realizing from our expanded operations will be partially offset by the expenses of the US office.

Included in our general and administrative expense during 2008 was $908,713 attributable to amortization of the market value of stock that we granted to employees or consultants, primarily during 2004.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  The market value of the stock at the time it was issued is being amortized over the term of the employee’s or consultant’s services, thus:

•
In the case of employees, the period of amortization is based on a vesting schedule included in the employees’ contracts.  The average vesting period for the employees is 18.5 years.  To date, no one of the employees of ZQ Power-Tech who received stock awards has terminated employment; so the amortization has been proportional to that schedule.

•
In the case of consultants, the period of amortization is based on the term of the consulting contracts, although amortization will be accelerated if the consulting relationship ceases.  Again, to date, the consultants who received stock have remained involved in the Company’s affairs, so there has been no acceleration of amortization.

At December 31, 2008 there remained $5,737,795 in unamortized stock compensation on the Company’s books.  The amortization of this sum will contribute to our operating expenses as described above.

At the end of 2008 we purchased, for $1.5 million, 49% of the equity in Beyond E-Tech, Inc., a Texas corporation recently organized to engage in distributing cellular telephones in the United States.  The acquisition has been recorded an “investment in unconsolidated entity” on our balance sheet, and our participation in that business will be accounted for through the equity method.  Because Beyond E-Tech incurred a net loss of approximately $185,000 in 2008, the value of our investment was reduced on our balance sheet by 49% of that sum – i.e. $90,707 – and we incurred “other expenses” in that amount.  In addition, at year-end we performed a valuation of our investment by estimating future undiscounted net cash flows that can be expected from Beyond E-Tech.  That estimate indicated that our carrying cost for the investment exceeded its value by $371,743.  Accordingly, we also reduced the book value of the investment by that amount, and recorded an addition to operating expense in that amount.  In the future, our gain or loss on the investment will be determined by similar allocations of the income or loss incurred by Beyond E-Tech.

The Company’s revenue less expenses produced a pre-tax income of $18,818,527 for 2008 and a pre-tax income of $10,205,406 in 2007.  As a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech was entitled to exemption from income taxes during 2006 and 2007.  So for 2007, the Company’s pre-tax income was identical to its net income, representing $.25 basic earnings per share and $.21 per share fully diluted.  Currently and through 2010, ZQ Power-Tech is entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  After taxes of $2,722,407 realized in 2008, our net income for 2008 was $16,096,120, an increase of 58% over 2007.  This 2008 income represented $.37 basic earnings per share and $.31 fully diluted.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2008, the effect of converting our financial results to Dollars was to add $2,912,481 to our accumulated other comprehensive income.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

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

Our selling, general and administrative expense increased from 2006 to 2007 at a rate somewhat in excess of the increase in our revenues.  While our revenues increased by 95% from 2006 to 2007, our selling, general and administrative expenses increased by 131%, from $1,423,621 to $3,283,230.  One factor that swelled the increase was the expense attributable to the Company’s listing on the American Stock Exchange during 2007, including legal and consulting expenses and listing fees.  In addition, considerable effort and expense was expended in connection with the Company’s efforts to obtain the financing necessary to implement production in our Building “C” and Building “D.”

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

In January 2006 the Company acquired the minority interest in its subsidiary, ZQ Power-Tech, resulting in 100% ownership.  At that time it recorded $2,050,204 as goodwill, representing the excess of the purchase price it paid over the fair value of the assets associated with the minority interest.  At the end of 2006, management determined that the goodwill was impaired and took a write-off in that amount.  Early in 2008, however, management revisited that decision, and concluded that its decision to write-off the goodwill had not conformed to generally accepted accounting standards.  For that reason, the Company’s balance sheet and statement of operations for the year ended December 31, 2006 have been restated in this Report to reflect the reversal of the impairment charge.  The primary result of the restatement has been to increase both total assets at December 31, 2006 and net income for 2006 by $2,050,204.

The Company’s revenue less expenses produced a pre-tax income of $10,205,406 in 2007, compared to a net income of $7,133,390 in 2006.  As a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech was entitled to exemption for income taxes during 2006 and 2007, followed by a 50% abatement from 2008 to 2010.  Our net income for 2007, therefore, was identical to our pre-tax income, representing $0.25 per share.  On the other hand, our net income for 2006 was increased, when the Government of China refunded to us $907,362 that we had paid in excess of our tax liability for prior years.  With that addition, our net income for 2006 came to $8,040,752, or $.21 per share.

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

Liquidity and Capital Resources

Until December 2004, the development and initial operations of ZQ Power-Tech were financed primarily by contributions to capital made by Zhiguo Fu, the Company’s Chairman.  On December 1, 2004, ZQ Power-Tech entered into a Loan Agreement with China Financial Bank, and received a loan of 20 million RMB (approximately $2.4 million).  The Loan Agreement, as amended, required that the principal be paid in a balloon in November 2007. During 2006, however, we repaid the loan.  During 2008 we repaid our other long-term debt, a $411,263 note payable to the Finance Bureau of the City of Shuangcheng.  Therefore at December 31, 2008 our only loan was a $17,236 liability to our Chairman for funds he has deposited into the accounts of our US office.

Our revenue in 2007 reached a level equal to approximately 69% of the annual production capacity of our manufacturing plant.  With sales growing by 42% in 2008, the need for expansion was obvious.  Of the four factory buildings on our campus in the City of Harbin, two (Building “C” and Building “D”) remain unused.  Our plan is the utilize our available capital resources to fund the purchase of inventory and other working capital requirements of an expansion, while obtaining additional capital for equipment through the sale of equity.

In August 2008 we completed a private placement to eight investment funds of 5,058,834 shares of common stock and five year warrants to purchase 2,276,474 shares of common stock at $5.51 per share.  The net proceeds that we realized from the offering were approximately $20,356,480. We are currently applying a portion of those funds to implement two new assembly lines in Buildings C and D.

At December 31, 2008 the Company had a working capital balance of $49,991,602, an improvement of $30,242,228 from our working capital balance at December 31, 2007.  The primary reasons for the improvement in working capital were the private placement in August and the net income realized during the year.  In addition, the Company has made a concerted effort to collect aged accounts receivable.  As a result, although sales grown by 42% in 2008, our accounts receivable balance was reduced by $1,002,020 during 2008.

ZQ Power-Tech has sufficient liquidity to fund its near-term operations and to fund the working capital demands of an expansion of its operations.  The proceeds of our recent equity offering will enable us to purchase the equipment needed to expand our operations.  If we determine that additional funds are needed, we have available $16,635,843 in property, plant and equipment, which ZQ Power-Tech owns free of liens.  Based on the substantial backlog of orders that ZQ Power-Tech has accumulated, it believes that secured financing will be available to it on favorable terms if needed

Based upon the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2008, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  They were:

•
The first was our determination, detailed in Note 20 to the Financial Statements, that we had no need of a reserve for warranty costs.  The primary reason for the determination was the fact that we have received no warranty claims to date.

•
The second was our determination, detailed in Note 14 to the Financial Statements, to amortize the stock compensation that we gave to our employees in 2005 and 2006 over an average of 18.5 years.  The determination was based on the senior status of the employees, the vesting period under their employment contracts, and our expectation that they will remain employed by ZQ Power-Tech for at least that period.

•
The third was our determination, detailed in Note 7 to the Financial Statements, to record an impairment loss on our investment in Beyond E-Tech.  The determination was based on Beyond E-Tech’s projection of cash flows for the next five years.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2008.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating subsidiary, ZQ Power-Tech, carries on business exclusively in Chinese Renminbi.  Therefore it does not have any derivative instruments or other financial instruments that are market risk sensitive.

ITEM 8                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANCED BATTERY TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Battery Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Battery Technologies, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. (COSO).The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Battery Technologies, Inc. as of December 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053
March 12, 2009

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2008	2007

Current assets:
Cash and cash equivalents	$32,746,155	$2,704,823
Accounts receivable, net	14,708,078	16,026,604
Inventories, net	1,748,115	1,159,474
Loan receivable	1,600,000	-
Other receivables	240,726	84,950
Advance to suppliers	246,163	1,608,967
Total Current Assets	51,289,237	21,584,818

Property, plant and equipment, net of accumulated depreciation of $2,803,788 as of December 31, 2008 and $2,016,275 as of December 31, 2007	16,635,843	13,243,236
Total Fixed Assets	16,635,843	13,243,236

Other assets:
Investment in unconsolidated entity	1,037,550	-
Investment advance	3,000,000	-
Security deposit	6,000	6,000
Deposit for long-term assets	1,748,363	-
Intangible assets, net	1,548,158	1,563,037
Goodwill	2,487,080	2,326,119
Total other assets	9,827,151	3,895,156

Total Assets	$77,752,231	$38,723,210

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$415,850	$406,454
Customer deposits	80,479	75,116
Accrued expenses and other payables	784,070	618,173
Loan from officers	17,236	735,700
Total Current Liabilities	1,297,635	1,835,444

Long-term liabilities:
Note payable	-	411,263

Total Liabilities	1,297,635	2,246,707

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 60,000,000 shares authorized; 54,781,577 shares issued and 54,662,067 shares outstanding as of December 31, 2008 and 49,688,998 shares issued and outstanding as of December 31, 2007	54,782	49,689
Additional paid-in-capital	39,289,991	18,029,891
Accumulated other comprehensive income	6,012,475	3,099,994
Retained earnings	31,393,050	15,296,930
Less: Cost of treasury stock (119,510 shares)	(295,702)	-
Total Stockholders' Equity	76,454,596	36,476,504

Total Liabilities and Stockholders' Equity	$77,752,231	$38,723,210

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
		(Restated)	(Restated)

Revenues	$45,172,111	$31,897,618	$16,329,340

Cost of Goods Sold	23,122,610	18,039,861	7,344,642

Gross Profit	22,049,501	13,857,757	8,984,698

Operating Expenses
Research & Development expenses	4,463	383,871	181,257
Selling, general and administrative	3,263,409	3,283,230	1,423,621

Operating income	18,781,629	10,190,656	7,379,820

Other Income (Expenses)
Interest income (expenses)	124,487	14,750	(237,148)
Equity (loss) from unconsolidated entity	(90,707)	-	-
Other income (expenses)	3,118	-	(9,282)
Total other income (expenses)	36,898	14,750	(246,430)

Income Before Income Taxes	18,818,527	10,205,406	7,133,390

Provision for Income Taxes (Benefit)	2,722,407	-	(907,362)

Net Income	$16,096,120	$10,205,406	$8,040,752

Other Comprehensive Income
Foreign currency translation adjustment	2,912,481	2,125,410	844,251

Comprehensive Income	$19,008,602	$12,330,816	$8,885,003

Earnings per share
Basic	$0.37	$0.25	$0.21
Diluted	$0.31	$0.21	$0.17

Weighted average number of common shares outstanding
Basic	43,493,492	40,924,452	37,474,371
Diluted	51,671,992	49,677,285	46,569,371

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

				Accumulated Other	Unearned
	Common Stock		Additional	Comprehensive	Stock-based	Treasury Stock	Retained	Comprehensive
	Shares	Par Value	Paid in Capital	Income	Compensation	at Cost	Earnings (Deficit)	Income (loss)	Total

Balance at January 1,2006	25,337,116	$25,337	$12,343,864	$130,333	$(1,905,933)		$(2,949,228)		$7,644,373

Stock issued for acquisition of minority interests	11,780,594	11,781	5,878,516						5,890,297

Stock issued for acquisition of a patent	4,400,000	4,400	-						4,400

Stock issued for consulting services	60,000	60	(60)						-

Stock issued under employee equity incentive plan	8,050,000	8,050	5,198,950		(5,207,000)				-

Reclassification from unearned stock-based compensation to additional paid-in capital on adoption of FAS 123R			(7,112,933)		7,112,933				-

Comprehensive income (loss)
Net income for the year							8,040,752	8,040,752	8,040,752
Other comprehensive income, net of tax
Foreign currency translation adjustments				844,251				844,251	844,251
Comprehensive income (loss)								8,885,003

Amortization of prepaid consulting expenses			357,335						357,335
									-
Amortization of stock-based compensation			424,942						424,942

Balance December 31, 2006 (Restated)	49,627,710	49,628	17,090,614	974,584	-	-	5,091,524	-	23,206,350

Stock issued under employee equity incentive plan	61,288	61	70,939		(71,000)				-

Reclassification from unearned stock-based compensation to additional paid-in capital on adoption of FAS 123R			(71,000)		71,000				-

Comprehensive income (loss)
Net income for the year							10,205,406	10,205,406	10,205,406
Other comprehensive income, net of tax
Foreign currency translation adjustments				2,125,410				2,125,410	2,125,410
Comprehensive income (loss)								12,330,816

Amortization of prepaid consulting expenses			378,215						378,215
									-
Amortization of stock-based compensation			561,123						561,123

Balance December 31, 2007	49,688,998	49,689	18,029,891	3,099,994	-	-	15,296,930		36,476,504

Issuance of common stock for financing	5,058,834	5,059	20,351,421		-				20,356,480

Stock issued under employee equity incentive plan	33,745	34	139,369		(139,403)				-

Reclassification from unearned stock-based compensation to additional paid-in capital on adoption of FAS 123R			(139,403)		139,403				-

Comprehensive income (loss)
Net income for the year							16,096,120	16,096,120	16,096,120
Other comprehensive income, net of tax
Foreign currency translation adjustments				2,912,481				2,912,481	2,912,481
Comprehensive income (loss)								19,008,602

Purchase of treasury stock (119,510 shares)						(295,702)			(295,702)

Amortization of prepaid consulting expenses			309,237						309,237

Amortization of stock-based compensation			599,476						599,476

Balance December 31, 2008	54,781,577	$54,782	$39,289,991	$6,012,475	$-	$(295,702)	$31,393,050		$76,454,596

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
			(Restated)
Cash Flows From Operating Activities:

Net income	$16,096,120	$10,205,406	$8,040,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	767,235	699,749	516,316
Amortization of deferred consulting expenses	309,237	378,215	357,335
Amortization of stock based compensation expense	599,476	561,123	424,942
Loan converted to compensation		843,803
Equity loss of unconsolidated entity	90,707	-	-
Loss on disposal of fixed asset	55,187	-	-
Provision for doubtful accounts and inventory valuation allowance	64,161	-	-
Investment Impairment Loss	371,743	-	-

Changes in operating assets and liabilities:
Accounts receivable	1,002,020	(11,079,633)	(2,989,042)
Inventories	(636,296)	(720,228)	(44,447)
Other receivable & prepayments	1,507,030	(8,787)	(759,465)
Accounts payable, accrued expenses and other payables	196,288	(267,031)	(1,023,881)
Customer deposits	5,363	26,264	(73,573)

Net cash provided by operating activities	20,428,272	638,881	4,448,938

Cash Flows From Investing Activities:
Loan receivable	(1,600,000)	-	-
Deposit for long-term assets	(1,748,363)	-	-
Acquisition of property, plant and equipment	(65,672)	(96,342)	(104,536)
Acquisition of Construction in process	(3,126,130)	-	-
Investment in unconsolidated subsidiary	(1,500,000)	-	-
Payment made on investment advance	(3,000,000)	-	-

Net cash used in investing activities	(11,040,165)	(96,342)	(104,536)

Cash Flows From Financing Activities
Repayment of bank loans	-	-	(3,743,743)
Repayment of loan from related parties	-	-	(884,929)
Purchase of treasury stock	(295,702)	-	-
Repayments of notes payable	(411,263)	-	-
Proceeds from officer loan	-	776,826	-
Repayment of officer loan	(718,465)	-	-
Proceeds from issuance of common stock, net	20,356,480	-	-

Net cash provided by(used in) financing activities	18,931,050	776,826	(4,628,672)

Effect of exchange rate changes on cash and cash equivalents	1,722,176	1,372,828	279,192

Increase (Decrease)in cash and cash equivalents	30,041,333	2,692,193	(5,078)

Cash and Cash Equivalents - Beginning of year	2,704,823	12,630	17,708

Cash and Cash Equivalents - End of year	$32,746,156	$2,704,823	$12,630

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$-	$-	$237,193
Income taxes	$2,881,966	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for incentive stock-based compensation	$139,403	$71,000	$5,207,000
Transfer of construction in progress to fixed assets	$-	$-	$3,936,970
Common stock issued for acquisition of minority interest	$-	$-	$5,890,297
Common stock issued for consulting services	$-	$-	$34,800

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

The Company is engaged in design, manufacture and distribution of rechargeable polymer lithium-ion batteries through its wholly owned subsidiaries, Cashtech and ZQPT. The Company’s main operations are located in the PRC.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cashtech and ZQPT. All significant inter-company balances and transactions have been eliminated in consolidation.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts receivable

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance. The allowance for accounts receivable is $16,506 for the year ended December 31, 2008 and there were no allowances for the years ended December 31, 2007 and 2006.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average method. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when title and risks have passed, which is generally at the date of shipment and when collectability is reasonably assured.

The Company sells its products to the customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company does not sell products to customers on a consignment basis. The company makes custom products based on sales agreements, so no returns are allowed. The Company warrants the product only in the event of defects for one year from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the years ended December 31, 2008, 2007 and 2006, no such returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed.  Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

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

Prepaid consulting services

Prepaid consulting services represent the aggregate fair value of the Company's common stock issued in return for the consulting services provided by certain consultants to the Company. The fair value is determined by reference to the closing price of the Company's common stock as quoted on NASDAQ at the date of issuance. The prepaid expenses are amortized on a straight-line basis over the respective terms of the service periods. Amortization of prepaid consulting services for the years ended December 31, 2008, 2007 and 2006 was $309,237, $378,125 and $357,335, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of December 31, 2008, substantially most of the Company's cash and cash equivalents were held by major banks located in the PRC which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and without requiring collateral. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

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

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill (Continued)

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with SFAS No.144. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

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

Both prior to and subsequent to December 31, 2005, the Company determined the fair value of each stock award to be equal to the quoted market price for the Company’s common stock on the date of the award.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with FASB 123 (R). The average vesting period for the shares issued to date has been 18.5 years, based on the terms of the employment agreements under which the stock was awarded. The expense related to the vesting of unearned compensation was $599,476, $499,123 and 424,942 for years ended December 31, 2008, 2007 and 2006, respectively.

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

Research and development costs

Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of goods sold. Research and development expense was $4,463, $383,871 and 181,257 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Tax

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes, ” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is no deferred tax amount recognized for the years ended December 31, 2008, 2007 and 2006.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income is defined to include changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS 128, “Earnings per share”. Basic net earnings per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recently Issued Accounting Standards

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The adoption of this FSP EITF 03-6-1 did not have a material effect on the Company’s financial position.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this SFAS 160 did not have a material effect on the Company’s financial position.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of this SFAS No. 141R did not have a material effect on the Company’s financial position.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

3.   INVENTORIES

Inventories consist of the following:

	December 31, 2008	December 31, 2007
Raw Materials	$791,891	$368,844
Work-in-process	638,745	168,166
Finished goods	317,479	622,464
Inventory	$1,748,115	$1,159,474

The allowance for inventories was $47,655 for the years ended December 31, 2008 and there were no allowances recorded for the years ended December 31, 2007 and 2006.

4.   LOAN RECEIVABLE

The Company loaned to a non-related company, Harbin Jinhuida Investment Consulting Limited, the amount of $1,600,000 for one year term from October 30, 2008 to October 29, 2009 at a fixed interest rate of 10% per annum. The principal plus interest will be repaid upon maturity. The Company accrued interest income of $26,667 for the year ended December 31, 2008 as a result of this transaction.

5.   OTHER RECEIVABLES

Other receivables generally consist of advance to employee and interest receivable and tax receivable.  The Company has full oversight and control over the advanced accounts. Therefore, no allowance for the uncollectible accounts is considered necessary.

6.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Building and improvements	$12,397,349	$11,603,472
Machinery and equipment	3,698,917	3,486,333
Motor Vehicles	217,236	169,706
	16,313,501	15,259,511
less: Accumulated Depreciation	(2,803,788)	(2,016,275)

Construction in Progress	3,126,130	-

Total property, plant and equipment, net	$16,635,843	$13,243,236

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

6.   PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Property, plant and equipment is generally stated at cost less accumulated depreciation. Upon acquisition of the 30% minority interest (Note 1), the buildings and building improvements were adjusted to their fair market value due to re-evaluation of the Company’s assets and liabilities for the purpose of determining the goodwill.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $646,415, $618,450 and $426,318, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  Construction in progress totaled $3,126,130 at December 31, 2008 and nil at December 31, 2007.

7.   INVESTMENT IN UNCONSOLIDATED ENTITY

In the fourth quarter of 2008, the Company entered an equity investment agreement (“Agreement”) with Beyond E-Tech, Inc (BET) to acquire 49% of issued and outstanding capital stock of BET for a total payment of $1,500,000. The Company made the payment in full as of December 31, 2008. BET is a recently-organized company that imports and distributes cell phones in the United States.  Pursuant to the Agreement, during any period of time when the Company is a shareholder of BET, BET shall exclusively market products for resale that use ABAT’s rechargeable polymer lithium-ion batteries.

The Company does not have a significant influence on BET and therefore uses the equity method to account for the investment in BET. Net loss on equity method investments was $90,707 in 2008. The Company uses its best estimate of future cash flows expected to result from the use of this asset in accordance with SFAS No. 157. There was $371,743 impairment loss recognized on this investment for the year ended December 31, 2008 because the estimated future undiscounted net cash flows related to this investment are less than the carrying amount.

8.   DEPOSIT FOR LONG-TERM ASSETS

The Company entered various agreements to purchase equipment and machinery in an effort to expand its production in 2009. As of December 31, 2008, the Company made a total down payment of $1.75 million on those long-term assets. The Company expects to pay the remaining contract amount of $3.54 million in 2009. The deposit will be reclassified to the respective accounts under the fixed assets upon delivery and transfer of legal title.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

9.   INVESTMENT ADVANCE

On October 24, 2008, Cashtech entered an agreement with Wuxi Angell Autocycle Co. Ltd (‘Wuxi Angell’) under which the Company will acquire a 55% interest in Wuxi Angell in exchange for a cash payment of RMB 25 million (approximately US$3.64 million) and  2 million shares of ABAT’s common stock. The Company has made a deposit in amount of $3 million as of December 31, 2008, and expects to complete the acquisition in the first halfr of 2009. Wuxi Angell is a major customer of ABAT with annual sales of $7.11 million in 2008, which represented 15.8% of the total sales of the Company for the year ended December 31, 2008.  The Company had no direct sales to Wuxi Angell in 2007 and 2006.

10. INTANGIBLE ASSETS

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

The Company amortizes the patents over a 10 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2008, no impairment of intangible assets has been recorded.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

10. INTANGIBLE ASSETS (Continued)

Net intangible assets at December 31, 2008 and December 31, 2007 were as follows:

	December 31, 2008	December 31, 2007
Rights to use land and power	$1,024,225	$957,938
Patents	901,077	840,452
	1,925,303	1,798,390
Less: accumulated amortization	(377,143)	(235,353)

Total Intangible Assets, Net	$1,548,159	$1,563,037

Amortization expense was $120,820, $81,299 and $89,998 for the years ended December 31, 2008, 2007 and 2006, respectively.

Based upon current assumptions, the Company expects that its intangible assets will be amortized over the next five years according to the following schedule:

2009	$120,820
2010	120,820
2011	120,820
2012	120,820
2013	120,820
Thereafter	944,059
$1,548,159

11. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 30% minority interest in ZQPT acquired from the minority shareholders in ZQPT (Note 1). Goodwill is tested for impairment on an annual basis and in between annual test dates if events or circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The Company determined the implied fair value of goodwill by allocating the price paid to acquire the 30% minority interest to all of its assets and liabilities. The Company determined that the goodwill was not impaired for the year ended December 31, 2008.

12. LOAN FROM OFFICER

The Company’s CEO, Mr. Zhiguo Fu, periodically loans money to finance the operations of its New York office whenever necessary. As of December 31, 2008, the Company still owed a total amount of $17,237 to Mr. Fu. The loan is intended to be interest free and due upon demand.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

13. NOTE PAYABLE

In September 2003, the Company was approved to receive a government-subsidized economic development loan in the original amount of $362,446 from the Finance Bureau of City of Shuangcheng, where the Company’s principal operations are located. The note was an interest-free and unsecured demand loan with no fixed term of repayment. During the year ended December 31, 2008, the Company repaid the note in full.

14. STOCK-BASED COMPENSATION

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of December 31, 2008, and changes for the year ended December 31, 2008, is presented below:

December 31, 2008
Unearned stock compensation as of January 1, 2008	$2,369,454
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(265,760)

Unearned stock compensation as of December 31, 2008	$2,103,694

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

14. STOCK-BASED COMPENSATION (Continued)

In addition, the compensation cost capitalized as an offset to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $432,272. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months, and the unearned stock compensation will be amortized as expense over the respective terms of the contracts. The amortization for the years ended December 31, 2008, 2007 and 2006 was $309,237, $ 378,215 and $357,335, respectively.

The following table shows the amortization of the unearned stock compensation relating to consulting contracts:

Year	Amortization

2008	$137,562
2009	116,375
2010	112,291
2011	66,044

$432,272

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

14. STOCK-BASED COMPENSATION (Continued)

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

No award shall be made under the 2006 Plan after December 31, 2015.

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of December 31, 2008 is presented below:

Unearned stock compensation as of January 1, 2008	$3,828,414
Unearned stock compensation granted	139,403
Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(333,716)

Unearned stock compensation as of December 31, 2008	$3,634,101

Other than the transaction as detailed above, no options or awards have been made, exercised or lapsed during the years ended December 31, 2008, 2007 and 2006 under the 2004 Plan and the 2006 Plan.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

15. INCOME TAXES

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

On March 16, 2007, National People’s Congress passed a new corporate income tax law, which was effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate to 25%, and includes cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China. According to the new corporate income tax law, the applicable corporate income tax rate of our Chinese subsidiaries decreased to 12.5% in 2008.

The estimated tax savings as a result of our tax holidays for the years ended December 31, 2008, 2007 and 2006 amounted to $2,722,407, $3,367,784 and $2,653,448, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the years ended December 31, 2008, 2007 and 2006 from $0.37 to $0.32, from $0.25 to $0.17 and from $0.21 to $0.14, respectively.

16. EARNINGS PER SHARE

Earnings per share for the period ended December 31, 2008, 2007 and 2006 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

16. EARNINGS PER SHARE (Continued)

The following demonstrates the calculation for earnings per share for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended
	December 31,
	2008	2007	2006
Basic earning per share		(Restated)	(Restated)

Net Income	$16,096,120	$10,205,406	$8,040,752

Weighted average number of common shares outstanding-Basic	43,493,492	40,924,452	37,474,371

Earnings per share-Basic	$0.37	$0.25	$0.21

Diluted earnings per share

Net Income	$16,096,120	$10,205,406	$8,040,752

Weighted average number of common shares outstanding-Basic	43,493,492	40,924,452	37,474,371
Effect of diluted securities-Stock options	8,178,500	8,752,833	9,095,000
Weighted average number of common shares outstanding-Diluted	51,671,992	49,677,285	46,569,371

Earnings per share-Diluted	$0.31	$0.21	$0.17

At December 31, 2008, 2007 and 2006, the Company had unvested stock awards of 8,178,500, 8,752,833 and 9,095,000, respectively, under the 2004 and 2006 equity plans. All unvested stock awards were included in the diluted earnings per share calculation as they are dilutive.

At December 31, 2008, the Company had outstanding warrants of 2,592,945 and there were no outstanding warrants as of December 31, 2007 and 2006. For year ended December 31, 2008, all outstanding warrants, with an exercise above the market price during the year ended December 31, 2008, were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the years ended December 31, 2007 and 2006 there were no warrants issued and outstanding.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

17. STOCKHOLDERS’ EQUITY

On August 8 and August 15, 2008 the Company issued a total of 5,058,834 shares of common stock (the “Shares”) and warrants to purchase a total of 2,276,474 shares of common stock (the “Warrants”) to eight accredited institutional funds.  The aggregate purchase price for the securities was $21,500,034.  From the proceeds of the offering, the Company paid a fee of $1,075,002 to Rodman & Renshaw, LLC, which acted as the placement agent for the offering.  The Company also reimbursed Rodman & Renshaw, LLC for its out-of-pocket expenses totaling $68,560, and issued to Rodman & Renshaw, LLC warrants to purchase 316,471 shares of common stock.  The Company realized net proceeds of $20,356,480 from the offering.

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

Following is a summary of the status of warrants activities as of December 31, 2008:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic Value
	Outstanding	Exercise Price	Life in years
Outstanding, December 31, 2007	-			-
Granted	2,592,945	$5.51	4.58	$8,709,964
Forfeited	-			-
Exercised	-			-
Outstanding, December 31, 2008	2,592,945	$5.51	$4.58	$8,709,964

On December 8, 2008, the Board of Directors approved a stock repurchase program. The Company repurchased 119,510 shares as treasury stock as of December 31, 2008. As a result of these transactions, there are 54,781,577 shares of common stock issued and 54,662,067 shares outstanding as of December 31, 2008.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

18.  CONCENTRATION OF RISKS

Four major customers accounted for approximately 47.1% of the net revenue for the year ended December 31, 2008, with each customer individually accounting for 15.8%, 10.8%, 10.4% and 10.1%, respectively. At December 31, 2008, the total receivable balance due from these customers was $4,138,089, representing 28.1% of total accounts receivable. One major customer accounted for 16.1% of the net revenue for the year ended December 31, 2007. At December 31, 2007, the total receivable balance due from this customer was $1,255,723, representing 7.8% of total accounts receivable. Six major customers accounted for approximately 67.5% of the net revenue for the year ended December 31, 2006, with each customer individually accounting for 11.9%, 11.7%, 11.7%, 11.5%, 10.7% and 10.0%, respectively. At December 31, 2006, the total receivable balance due from these customers was $1,860,061, representing 37.6% of total accounts receivable.

Four major vendors provided approximately 55.6% of the Company’s purchases of raw materials for the year ended December 31, 2008, with each vendor individually accounting for 20.5%, 12.8%, 11.8% and 10.5%, respectively. The Company’s accounts payable to these vendors was $70,408 as of December 31, 2008. Four vendors provided 52.0% of the Company’s purchase of raw materials for the year ended December 31, 2007, with each vendor individually accounting for 16.1%, 12.7%, 12.1%, and 11.1%, respectively. The Company’s accounts payable to these vendors was $29,898 as of December 31, 2007. Two major vendors provided approximately 27.9% of the Company’s purchases of raw materials for the year ended December 31, 2006, with each vendor individually accounting for 15.3% and 12.6%, respectively. The Company’s accounts payable to these vendors was nil as of December 31, 2006.

19.  LITIGATION

In September 2008, Susquehanna Financial Group, LLLP (“SFG”) commenced an action against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania.  SFG alleges that it was party to two contracts with the Company, pursuant to which SFG alleges that it was entitled to serve as financial advisor with respect to any offering of securities by the Company completed prior to March 2009.  SFG alleges that the Company failed to afford SFG the opportunity to serve as financial advisor in connection with the private placement by the Company in August 2008.  SFG alleges that it is entitled to damages in the amount of $1,359,872 and a warrant to purchase 81,882 share of the Company’s common stock exercisable at $8.00 per share.  The Company has answered the Complaint, and has denied that SFG was entitled to serve as financial advisor in connection with the August 2008 private placement by reason of the fact that SFG had terminated its agreements with the Company, had waived any continuing rights under the contracts, and had acted in bad faith in connection with the services it undertook to perform for the Company.

20. WARRANTIES

The Company warrants that all products manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's experience for costs and expenses in connection with such warranties has been minimal and for the years ended December 31, 2008, 2007 and 2006, no amounts have been considered necessary to reserve for warranty costs.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

21. COMMITMENTS AND CONTINGENCIES

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

The Company entered various agreements to purchase equipment and machinery in an effort to expand its production in 2009.  As of December 31, 2008, the Company made a total down payment of $1.75 million on those long-term assets. The Company still has the commitment to pay the remaining contract amount of $3.54 million in 2009.

22.  RESTATEMENT

When the Company filed its Annual Report for the year ended December 31, 2007, the weighted average number of common shares outstanding had been erroneously calculated.  The weighted average has been restated in this Report and, as a result, the basic and diluted earnings per share for 2007 have been restated.  The following table shows the effect of the restatement.

	Decermber 31,2007
	As reported	As restated

Weighted Average Number of Common
Shares outstanding -Basic	46,569,371	40,924,452
Shares outstanding - Diluted	46,569,371	49,677,285

Income Per Share - Basic	$0.22	$0.25
Income Per Share - Diluted	$0.22	$0.21

We have also restated the consolidated financial statements for the year ended December 31, 2006 as a result of changes in management’s decision to impair its goodwill.

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

The impact of this restatement on the financial statements as originally reported is summarized below:
	December 31, 2006

	As Reported	As Restated
Current assets	$7,968,907	$7,968,907
Property, plant and equipment, net	12,888,816	12,888,816
Intangible assets	1,540,208	1,540,208
Goodwill	124,051	2,174,255
Total Assets	22,521,982	24,572,186
Additional paid-in capital	17,090,614	17,090,614
Accumulated deficit	3,041,320	5,091,524
Total Liabilities and Stockholders' Equity	22,521,982	24,572,186

Expneses	516,316	516,316
General and adminstrative expenses	3,655,082	1,604,878
Net income (loss)	$5,990,548	$8,040,752

Income per share - Basic	$0.13	$0.21
Income per share - Diluted	$0.13	$0.17

Weighted Average Number of Common
Shares outstanding -Basic	46,569,371	37,474,371
Shares outstanding -Diluted	46,569,371	46,569,371

ITEM 9                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A                   CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within time periods specified in the rules and forms of the Securities and Exchange Commission.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(c)	Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified no material weaknesses in our internal control over financial reporting.  Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were effective as of December 31, 2008.

This annual report contains an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  The attestation report is included in the opinion of the registered independent public accounting firm set forth in Item 8 of this report.

ITEM 9B                   OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zhiguo Fu	59	Chairman, Chief Executive Officer	2004
Guohua Wan	56	Director, Chief Financial Officer	2004
Guopeng Gao	36	Director	2005
Hongjun Si	33	Director	2005
Liqui Bai	39	Director	2005
John McFadden	65	Director	2007
Yulin Hao	64	Director	2007
Ning Li	55	Director	2007
Shaoqiu Xia	62	Director	2007
Shiyan Yang	46	Director	2007
Cosimo J. Patti	59	Director	2007
Sui Yang Huang	48	Chief Technology Officer	--

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

Wan Guohua.  Since 2003 Ms. Wan has been the General Manager of ZQ Power-Tech.  From 2005 until 2007, Ms. Wan also served as Chief Financial Officer of Advanced Battery Technologies, Inc.  In March 2009 she was re-appointed to that position.  From 1999 until 2003 Ms. Wan was Vice President and Chief Financial Officer of Harbin Ridaxing Science and Technology Co., Ltd.

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

Yulin Hao.  Since 2002 Mr. Hao has been employed as Vice General Manager by the Heilongjiang Jinli Accounting Firm, a firm of accountants in China’s Heilongjiang province.  From 1998 to 2002 Mr. Hao was employed by the East Asian Energy Transportation Company as General Manager, with responsibilities for capital management.  From 1994 until 1997 Mr. Hao was employed as Vice President by the Guotai Securities Corporation.  In 1964 Mr. Hao was awarded a Certificate in finance by the Heilongjiang Finance College.

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

Sui Yang Huang.  Mr. Huang joined Advanced Battery Technologies in 2008 as Chief Technology Officer.  Prior to joining Advanced Battery Technologies, Dr. Huang had over 25 years of experience in chemical engineering, including over 15 years experience in the Chinese battery industry.  Most recently, from 2005 to 2007, Dr. Huang was employed as Chief Technology Officer of Shenzhen B&K Electronics Co., Ltd.  From 2002 to 2005 Dr. Huang was employed as Chief Executive Officer of Apower Electronics Co., Ltd.  Since 2002 Dr. Huang has also been employed on a part-time basis as a Professor in polymer materials and engineering at the South China University of Technology and as a Joint Project Researcher with the Chinese Academy of Sciences – GIG.  Dr. Huang holds seven U.S. patents and 20 Chinese patents, primarily relating to the design and manufacture of batteries.  He has authored over 30 studies, published in academic journals in the U.S., Europe and Asia.

Audit Committee; Compensation Committee; Nominating Committee

We have certain standing committees of the Board, each of which is described below.

The Audit Committee consists of John J. McFadden, Cosimo J. Patti and Yulin Hao.  Mr. McFadden serves as the chairman of the Audit Committee.  The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Audit Committee oversees our accounting and financial reporting processes and procedures, reviews the scope and procedures of the internal audit function, appoints our independent registered public accounting firm and is responsible for the oversight of its work and the review of the results of its independent audits.  The Audit Committee met once during 2008.

The Board of Directors has determined that John J. McFadden, who will serve as Chairman of the Audit Committee, is an audit committee financial expert by reason of his experience in corporate finance and investment banking.  Mr. McFadden is an independent director, within the definition of that term applicable to issuers listed on the NASDAQ Stock Market.

The Compensation Committee consists of Cosimo J. Patti, John J. McFadden and Shaoqiu Xia.  Mr. Patti serves as chairman of the Compensation Committee.  The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Compensation Committee oversees the Company’s policies regarding compensation and benefits, evaluates the performance of the Company’s executive officers, reviews and approves the compensation of the Company’s executive officers, and sets the compensation for members of the Board of Directors.  The Compensation Committee met once during 2008.

The Nominating and Corporate Governance Committee consists of Yulin Hao, Shiyan Yang and Ning Li.  Mr. Hao serves as chairman of the Nominating and Corporate Governance Committee.  The Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Nominating and Corporate Governance Committee makes recommendations to the Board regarding nominees to be submitted to our shareholders for election at each annual meeting of shareholders, selects candidates for consideration by the full Board to fill any vacancies on the Board, and oversees all of our corporate governance matters.  The Nominating and Corporate Governance Committee did not meet during 2008.

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

Code of Ethics

The Board of Directors has adopted the “Advanced Battery Technologies, Inc. Employee Code of Business Conduct and Ethics.”  The Code is applicable to all employees of Advanced Battery Technologies, including its principal executive officer, principal financial officer and principal accounting officer.  The Code has been filed as an exhibit to this Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  A copy of the Code may be obtained by requesting same in writing addressed to our Chairman, Zhiguo Fu, at the Company’s executive officers in New York City.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2008, except that neither the Chief Financial Officer nor any member of the Board of Directors other than Zhiguo Fu has filed Initial Statements on Form 3.

ITEM 11                    EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Advanced Battery Technologies and its subsidiaries to Zhiguo Fu, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2008, 2007 and 2006.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhiguo Fu	2008	$77,500	--	--	--	--
	2007	$77,500	--	--	--	--
	2006	$77,500	--	--	--	--

Employment Agreements

All of the executive officers of the Company are employed on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2008 and those options held by him on December 31, 2008.

Option Grants in the Last Fiscal Year

	Number of securities underlying	Percent of total options granted to			Potential realizable value at assumed annual rates of appreciation for option term
	option granted	employees in fiscal year	Exercise Price ($/share)	Expiration Date	5%	10%
Zhiguo Fu	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2008 and held by them unvested at December 31, 2008.

Unvested StockAwards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhiguo Fu	0	--

Remuneration of Directors

The Board of Directors has agreed that it will issue to each new director, upon commencement of his or her service and on each anniversary of his or her commencement date, common shares with a market value equal to 10,000 Renminbi (approximately $1,462).  However, in lieu of that arrangement, the Board has made special arrangement with Messrs. McFadden and Patti.

The Board has agreed that it will issue to John J. McFadden, upon commencement of his service and on each anniversary of his commencement date, common shares with a market value of $30,000.  Advanced Battery Technologies will also pay Mr. McFadden a fee of $1,000 for each meeting of the Board or of any committee of the Board that he attends.  During 2008 the Board issued 6,411 shares of common stock to Mr. McFadden.

The Board has agreed that it will issue to Cosimo J. Patti, upon commencement of his service and every six months thereafter, common shares with a market value of $15,000.  Advanced Battery Technologies will also pay Mr. Patti a fee of $1,000 for each meeting of the Board or of any committee of the Board that he attends.  During 2008 the Board issued 7,334 shares of common stock to Mr. Patti.

Compensation Committee

The Board of Directors has a chartered Compensation Committee.  The Compensation Committee currently consists of Cosimo J. Patti, John J. McFadden and Shaoqiu Xia.  The Charter of the Compensation Committee mandates that the Committee will review and approve the compensation paid by the Company to its executive officers and members of the Board of Directors.  The Charter does not authorize the Committee to delegate any of its responsibilities, and the Committee has not engaged any compensation consultant in connection with its review procedures.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has at any time served as an officer or employee of Advanced Battery Technologies or of any of its subsidiaries.  No member has had any relationship with Advanced Battery Technologies or its subsidiaries other than as a member of the Board of Directors.

Compensation Committee Report

The Compensation Committee has not prepared a Compensation Committee Report, due to the immaterial amount of compensation paid to the executive officers and members of the Board of Directors.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•  each shareholder known by us to own beneficially more than 5% of our common stock;

•  Fu Zhiguo, our Chief Executive Officer

•  each of our directors; and

•  all directors and executive officers as a group.

There are 54,662,067 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Zhiguo Fu	7,849,730	14.4%
Guohua Wan	70,000	0.1%
Guopeng Gao	70,000	0.1%
Hongjun Si	60,000	0.1%
Liqui Bai	30,000	0.1%
John McFadden	25,914	0.1%
Yulin Hao	(1)	--
Ning Li	(1)	--
Shaoqiu Xia	(1)	--
Shiyan Yang	(1)	--
Cosimo J. Patti	13,119	0.1%
All officers and directors (12 persons)	8,158,763	14.9%

(1)
The Company has committed to issue to each of Yulin Hao, Ning Li, Shaoqui Xia and Shiyan Yang shares whose market value was equal to 10,000 Renminbi on the date on which their service on the Board initiated.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During 2007 and the early portion of 2008, our Chairman, Zhiguo Fu, loaned money to the Company, primarily to fund the operations of the New York Office.  The loans did not bear interest and were due on demand.  The maximum amount of the loan, which was recorded as of September 30, 2008, was $1,217,986.  During the 4th quarter of 2008, all but $17,236 of the loan was repaid to Mr. Fu.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  John McFadden, Yulin Hao, Ning Li, Shaoqiu Xia, Shiyan Yang and Cosimo J. Patti.

ITEM 14                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Bagell, Josephs, Levine & Company, LLC billed $120,000 to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in fiscal 2008 10-QSB filings.  Bagell, Josephs, Levine & Company, LLC billed $65,000 to the Company for professional services rendered for the audit of fiscal 2007 financial statements.

Audit-Related Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.  Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.

Tax Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2008 for professional services rendered for tax compliance, tax advice and tax planning.  Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company in 2008 and $0 in  2007 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Bagell, Josephs, Levine & Company, LLC.

ITEM 15                    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2008 and 2007

Consolidated Statements of Income and Other Comprehensive Income – Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a	Amended and Restated Certificate of Incorporation – filed as an exhibit to the Current Report on Form 8-K dated July 12, 2004 and incorporated herein by reference.

3-b	Amended By-laws – filed as an exhibit to the Company's Current Report on Form 8-K dated August 2, 2007 and filed on August 9, 2007, and incorporated herein by reference.

10-a	2006 Equity Incentive Plan – filed as an exhibit to the Registration Statement on Form S-8 (333-133492) and incorporated herein by reference.

10-b	Stock Purchase Agreement dated October 24, 2008 between Wuxi Angell and Cashtech Investment Limited.

10-c	Stock Purchase Agreement dated December 18, 2008 between Beyond E-Tech, Inc. and Advanced Battery Technologies, Inc.

14
Advanced Battery Technologies, Inc. Employee Code of Business Conduct and Ethics - filed as an exhibit to the Company's Current Report on Form 8-K dated August 2, 2007 and filed on August 9, 2007, and incorporated herein by reference.

21	Subsidiaries -	Cashtech Investment Limited
Heilongjiang ZhongQiang Power-Tech Co., Ltd.

23	Consent of Bagell Josephs, Levine & Company, LLC

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Battery Technologies, Inc.

By:	/s/ Zhiguo Fu
Zhiguo Fu, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 16, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhiguo Fu
Zhiguo Fu, Director,
Chief Executive Officer

/s/ Guohua Wan
Guohua Wan,
Chief Financial and Chief
Accounting Officer, Director

/s/ Guopeng Gao
Guopeng Gao, Director

/s/ Hongjun Si
Hongjun Si, Director

/s/ Liqui Bai
Liqui Bai, Director

/s/ John McFadden
John McFadden, Director

/s/ Yulin Hao
Yulin Hao, Director

/s/ Ning Li
Ning Li, Director

/s/ Shaoqin Xia
Shaoqiu Xia, Director

/s/ Shiyan Yang
Shiyan Yang, Director

/s/ Cosimo J. Patti
Cosimo J. Patti