Form 10-Q/A
period 2008-09-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2009-03-23
CIK 745651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Amendment No. 1

This amendment is being filed in order to correct errors in the Statement of Cash Flows and in the Notes to Consolidated Financial Statements, and to revise the disclosure in Item 4 of Part I.

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 40,639,841	$ 2,704,823
Accounts receivable	13,190,640	16,026,604
Inventory	1,472,785	1,159,474
Other receivables	901,815	84,950
Loan receivable	1,600,000	-
Advance to suppliers	1,746,109	1,608,967
Total Current Assets	59,551,190	21,584,818

Property, plant and equipment, net of accumulated depreciation	13,740,323	13,243,236

Other assets:
Advance payment for investment	200,000	-
Security deposit	6,000	6,000
Intangible assets, net	1,609,072	1,563,037
Goodwill	2,499,021	2,326,119
Total Other Assets	4,314,093	3,895,156

Total Assets	$ 77,605,606	$ 38,723,210
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 984,002	$ 406,454
Customer deposits	123,110	75,116
Accrued expenses and other payables	1,674,530	618,173
Loan from officers	1,217,986	735,700
Total Current Liabilities	3,999,628	1,835,444

Long-term liabilities:
Note payable	-	411,263
Total Liabilities	3,999,628	2,246,707

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

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2008	2007
		(Restated)
Cash Flows From Operating Activities:
Net income	$ 12,895,709	$ 8,164,712
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	662,575	522,801
Amortization of prepaid consulting expenses	262,781	268,001
Amortization of stock compensation	439,844	414,843

Changes in operating assets and liabilities:
Accounts receivable	2,835,964	(6,101,903)
Inventory	(313,311)	(1,157,100)
Other receivable & prepayments	(954,006)	(1,104,804)
Prepaid taxes	-	(1,478,660)
Accounts payable, accrued expenses and other payables	1,633,906	1,664,955
Unearned revenue	47,994	17,468
Net cash provided by (used in) operating activities	17,511,456	1,210,313

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(126,451)	-
Advance payment for investment	(200,000)	-
Collection on loan to related parties	-	41,067
Loan receivable	(1,600,000)	-
Net cash provided by (used in) investing activities	(1,926,451)	41,067

Cash Flows From Financing Activities
Repayments of notes payable	(411,263)	-
Proceeds from loan from officers	485,343	-
Proceeds from notes payable	-	34,404
Proceeds from issuance of common stock	21,500,042	-
Payments for offering costs	(1,143,562)	-
Net cash provided by financing activities	20,430,560	34,404

Effect of exchange rate changes on cash and cash equivalents	1,919,453	236,610

Increase in cash and cash equivalents	37,935,018	1,522,394

Cash and Cash Equivalents - Beginning of period	2,704,823	12,630

Cash and Cash Equivalents - End of period	$ 40,639,841	$ 1,535,024

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$ -	$ -
Income taxes	$ 2,125,727	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for incentive stock-based compensation	$ -	$ 71,000

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of September 30, 2008, and changes for the nine months ended September 30, 2008, is presented below:

September 30, 2008
Unearned stock compensation as of January 1, 2008	$ 2,369,454
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(199,320)

Unearned stock compensation as of September 30, 2008	$ 2,170,134

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

The following table shows the amortization of the unearned stock compensation relating to consulting contracts.

Year	Amortization
2008	46,456
2009	137,562
2010	116,375
2011	112,291
2012	66,044
$ 478,728

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

No award shall be made under the 2006 Plan after December 31, 2015.

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of September 30, 2008 is presented below:

Unearned stock compensation as of January 1, 2008	$ 3,828,414
Unearned stock compensation granted	139,403
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(240,524)

Unearned stock compensation as of September 30, 2008	$ 3,727,293

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

Included in our general and administrative expense during the nine months ended September 30, 2008 was $702,625 attributable to amortization of the market value of stock that we granted to employees or consultants, primarily during 2004.  During the three months ended September 30, 2008, this expense totaled $247,225.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  At September 30, 2008 there remained $6,376,155 in unamortized stock compensation on the Company’s books.  This sum will be amortized over the expected duration of the employment or service of the recipients of the shares.

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

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of the year covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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