Form 10-K/A
period 2008-12-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2009-04-24
CIK 745651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K/A
(Amendment #1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 1-33726

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Amendment No. 1

This amendment is being filed in order to

•	correct the Commission File Number on it cover;
•
edit Item 7:  Management’s Discussion and Analysis to add one sentence to “Results of Operations – Year Ended December 31, 2008 Compared to Year Ended December 31, 2007,” and one sentence to “Results of Operations – Year Ended December 31, 2007 Compared to Year Ended December 31, 2006;”

•	edit Notes 7, 14 and 15 in the Notes to Consolidated Financial Statements;
•	add Note 23 to the Notes to Consolidated Financial Statements; and
•	amend Exhibits 31.1, 31.2 and 32.

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

The Company’s revenue less expenses produced a pre-tax income of $18,818,527 for 2008 and a pre-tax income of $10,205,406 in 2007.  The 2008 domestic (U.S.) accounting loss was ($2,311,230) and foreign (China) accounting income is $21,129,757.  As a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech was entitled to exemption from income taxes during 2006 and 2007.  So for 2007, the Company’s pre-tax income was identical to its net income, representing $.25 basic earnings per share and $.21 per share fully diluted.  Currently and through 2010, ZQ Power-Tech is entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  After taxes of $2,722,407 realized in 2008, our net income for 2008 was $16,096,120, an increase of 58% over 2007.  This 2008 income represented $.37 basic earnings per share and $.31 fully diluted.

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

The Company’s revenue less expenses produced a pre-tax income of $10,205,406 in 2007, compared to a net income of $7,133,390 in 2006.  The 2007 domestic (U.S.) loss was US$(1,682,115) and foreign (China) pre-tax accounting income was $11,887,520.  As a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech was entitled to exemption for income taxes during 2006 and 2007, followed by a 50% abatement from 2008 to 2010.  Our net income for 2007, therefore, was identical to our pre-tax income, representing $0.25 per share.  On the other hand, our net income for 2006 was increased, when the Government of China refunded to us $907,362 that we had paid in excess of our tax liability for prior years.  With that addition, our net income for 2006 came to $8,040,752, or $.21 per share.

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

According to the Agreement, the Company has significant influence over the operating and financial policies of BET, including a right of approval of its operating budget, veto power over large capital expenses, and other management controls. Therefore, the Company uses the equity method to account for the investment in BET.  Net loss on equity method investments was $90,707 in 2008. The Company uses its best estimate of future cash flows expected to result from the use of this asset in accordance with SFAS No. 157. There was $371,743 impairment loss recognized on this investment for the year ended December 31, 2008 because the estimated future undiscounted net cash flows related to this investment are less than the carrying amount.

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

The following table shows the amortization of the unearned stock compensation relating to consulting contracts:

Year	Amortization

2009	$137,562
2010	116,375
2011	112,291
2012	66,044

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

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Twelve Months Ended December 31,
	2008	2007
U.S. statutory income tax rate	35.0%	35.0%
Foreign tax rate difference	(9.0%)	(2.0%)
Effect of favorable tax exemption in China	(11.5%)	(33.0%)
Actual consolidated income tax rate	14.5%	-

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

Advanced Battery Technologies, Inc. was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for 2008 and 2007. The net operating loss carry forwards , including amortization of share-based compensation, for United States income tax purposes amounted to $2,311,230, $1,682,114  and $782,278 for the years ended December 31, 2008, 2007 and 2006, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2026, 2027 through 2028. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2008 for the temporary difference related to loss carry-forwards and restricted stock issuance. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances for the years ended December 31, 2008, 2007 and 2006 were as follows:

Valuation Allowance	For the Years Ended December 31,
	2008	2007	2006
Balance of January 1,	$837,894	$265,975	-
Increase	$785,818	$571,919	$265,975
Balance of December 31,	$1,623,712	$837,894	$265,975

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

The impact of this restatement on the financial statements as originally reported is summarized below:
	December 31, 2006
	As Reported	As Restated
Current assets	$7,968,907	$7,968,907
Property, plant and equipment, net	12,888,816	12,888,816
Intangible assets	1,540,208	1,540,208
Goodwill	124,051	2,174,255
Total Assets	22,521,982	24,572,186
Additional paid-in capital	17,090,614	17,090,614
Accumulated deficit	3,041,320	5,091,524
Total Liabilities and Stockholders' Equity	22,521,982	24,572,186

Expneses	516,316	516,316
General and adminstrative expenses	3,655,082	1,604,878
Net income (loss)	$5,990,548	$8,040,752

Income per share - Basic	$0.13	$0.21
Income per share - Diluted	$0.13	$0.17

Weighted Average Number of Common
Shares outstanding -Basic	46,569,371	37,474,371
Shares outstanding -Diluted	46,569,371	46,569,371

23. QUARTERLY FINANCIAL INFORMATION (Unaudited)

The tables below list the quarterly financial information.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2008
REVENUES	10,031,969	11,748,284	12,662,585	10,729,273
GROSS PROFIT	5,042,227	5,972,230	5,886,148	5,148,896
NET INCOME	3,848,478	4,675,272	4,371,960	3,200,410
Basic net income per common share	0.08	0.09	0.10	0.10
Diluted net income per common share	0.08	0.09	0.08	0.06
Year Ended December 31, 2007
REVENUES	5,363,923	7,697,363	8,573,009	10,263,323
GROSS PROFIT	2,603,811	3,673,759	3,981,326	3,598,861
NET INCOME	1,338,036	3,284,948	3,596,670	1,985,752
Basic net income per common share	0.03	0.07	0.09	0.06
Diluted net income per common share	0.03	0.07	0.07	0.04

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