Form 10-Q
period 2009-03-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2009-05-11
CIK 745651

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 1-33726

ADVANCED BATTERY TECHNOLOGIES, INC.
(Name of Registrant in its Charter)

Delaware	22-2497491
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

21 West 39th Street, Suite 2A, New York, NY 10018
Address of Principal Executive Offices)
Issuer's Telephone Number: 212-391-2752

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subjected to such filing requirements for the past 90 days.

Yes  X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes        No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes         No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 11, 2009
Common Voting Stock: 57,821,577

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$33,545,014	$32,746,155
Accounts receivable, net	16,724,986	14,708,078
Inventories, net	1,516,234	1,748,115
Loan receivable	1,619,355	1,600,000
Other receivables	109,163	240,726
Advance to suppliers	129,925	246,163
Total Current Assets	53,644,677	51,289,237

Property, plant and equipment, net of accumulated depreciation of $2,959,062
as of March 31, 2009 and $2,803,788 as of December 31, 2008	16,481,181	16,635,843
Total Fixed Assets	16,481,181	16,635,843

Other assets:
Investment in unconsolidated entity	1,027,751	1,037,550
Investment advance	3,814,946	3,000,000
Deposit for long-term assets	3,712,390	1,748,363
Intangible assets, net	1,514,834	1,548,158
Goodwill	2,482,873	2,487,080
Other assets	26,624	6,000
Total other assets	12,579,418	9,827,151

Total Assets	$82,705,276	$77,752,231

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$913,210	$415,850
Advance from Customer	83,185	80,479
Accrued expenses and other payables	498,045	784,070
Loan from officers	8,390	17,236
Tax payable	1,079,760	-
Total Current Liabilities	2,582,590	1,297,635

Total Liabilities	2,582,590	1,297,635

Stockholders' Equity
Common stock, $0.001 par value, 60,000,000 shares authorized;
54,821,577 shares issued and 54,626,996 shares outstanding as of March 31, 2009
and 54,781,577 shares issued and 54,662,067 shares outstanding as of December 31, 2008	54,822	54,782
Additional paid-in-capital	39,602,197	39,289,991
Accumulated other comprehensive income	5,914,649	6,012,475
Retained earnings	34,993,347	31,393,050
Less: Cost of treasury stock (194,581 and 119,510 shares as of March 31,2009 and December 31, 2008 )	(442,329)	(295,702)
Total Stockholders' Equity	80,122,686	76,454,596

Total Liabilities and Stockholders' Equity	$82,705,276	$77,752,231

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2009	2008

Revenues	$10,685,738	$10,031,969

Cost of Goods Sold	5,651,189	4,989,742

Gross Profit	5,034,549	5,042,227

Operating Expenses
Research & Development expenses	-	4,325
Selling, general and administrative	896,319	567,565

Operating income	4,138,230	4,470,337

Other Income (Expenses)
Interest income (expenses)	74,348	7,586
Equity loss from unconsolidated entity	(9,798)	-
Total other income (expenses)	64,550	7,586

Income Before Income Taxes	4,202,779	4,477,923

Provision for Income Taxes (Benefit)	602,482	629,445

Net Income	$3,600,297	$3,848,478

Other Comprehensive Income
Foreign currency translation adjustment	(97,825)	1,590,979

Comprehensive Income	$3,502,472	$5,439,457

Earnings per share
Basic	$0.08	$0.09
Diluted	$0.07	$0.08

Weighted average number of common shares outstanding
Basic	47,055,374	41,510,498
Diluted	54,692,874	49,688,998

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2009	2008

Cash Flows From Operating Activities:
Net income	$3,600,297	$3,848,478
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Depreciation and amortization	190,584	295,963
Amortization of deferred consulting expenses	50,281	87,594
Amortization of stock based compensation expense	261,965	133,781
Equity loss of unconsolidated entity	9,798	-
Changes in operating assets and liabilities:
Accounts receivable	(2,016,908)	2,099,466
Inventories	231,881	(1,137,602)
Other receivable & prepayments	227,176	373,611
Accounts payable, accrued expenses and other payables	1,294,663	1,883,196
Advance from Customer	2,706	(21,046)

Net cash provided by operating activities	3,852,444	7,563,440

Cash Flows From Investing Activities:
Loan receivable	(19,355)	-
Deposit for long-term assets	(1,964,027)	-
Purchase of property, plant and equipment	(33,353)	(1,689)
Payment made on investment advance	(814,946)	-

Net cash used in investing activities	(2,831,681)	(1,689)

Cash Flows From Financing Activities
Loan (to) from related parties	-	167,343
Purchase of treasury stock	(146,627)	-
Repayment of officer loan	(8,846)	-

Net cash provided by(used in) financing activities	(155,471)	167,343

Effect of exchange rate changes on cash and cash equivalents	(66,432)	919,979

Increase in cash and cash equivalents	798,859	8,649,073

Cash and Cash Equivalents - Beginning of period	32,746,155	2,704,823

Cash and Cash Equivalents - End of period	$33,545,014	$11,353,896

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for incentive stock-based compensation	$152,800	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2008 Form 10-K.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance. The allowance for accounts receivable is $16,478 and $ 16,506 as of March 31, 2009 and December, 31 2008, respectively.

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

The Company sells its products to the customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company does not sell products to customers on a consignment basis. The company makes custom products based on sales agreements, so no returns are allowed. The Company warrants the product only in the event of defects for one year from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the three months ended March 31, 2009 and 2008, no such returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

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

Prepaid consulting services

Prepaid consulting services represent the aggregate fair value of the Company's common stock issued in return for the consulting services provided by certain consultants to the Company. The fair value is determined by reference to the closing price of the Company's common stock as quoted on NASDAQ or other US stock exchanges at the date of issuance. The prepaid expenses are amortized on a straight-line basis over the respective terms of the service periods. Amortization of prepaid consulting services for the three months ended March 31, 2009 and 2008 was $50,281 and $87,594, respectively.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of March 31, 2009, most of the Company's cash and cash equivalents were held by major banks located in the PRC which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and without requiring collateral. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Foreign currency translation

The functional currency of ZQPT is the Chinese Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with FASB 123 (R). The average vesting period for the shares issued to date has been 11.37 years, based on the terms of the employment agreements under which the stock was awarded. The expense related to the vesting of unearned compensation was $261,965 and $133,781 for three months ended March 31, 2009 and 2008, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.s.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Research and development costs

Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of goods sold. Research and development expense was $0 and $4,325 for the three months ended March 31, 2009 and 2008, respectively.

Income Tax

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has provided a 100% valuation allowance at March 31, 2009 for the temporary difference related to loss carry-forwards and stock-based compensation.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS 128, “Earnings per share.” Basic net earnings per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

3. INVENTORY

	March 31, 2009	December 31, 2008
Raw Materials	$621,520	$791,891
Work-in-process	546,321	638,745
Finished goods	348,393	317,479
	$1,516,234	$1,748,115

The accumulative allowance for inventory was $47,574 and $47,655 as of March 31, 2009 and December 31, 2008, respectively. No allowance for inventory was made for the three months ended March 31, 2009 and 2008.

4. LOAN RECEIVABLE

The Company loaned to a non-related company, Harbin Jinhuida Investment Consulting Limited, the amount of $1,600,000 for one year term from October 30, 2008 to October 29, 2009 at a fixed interest rate of 10% per annum. The principal plus interest will be repaid upon maturity. The Company accrued interest income of $40,000 for the three months ended March 31, 2009 as a result of this transaction.

The Company also loaned $19,355 to RDX Holdings Limited. The entire amount is expected to be paid back in May 2009 without interest.  Zhiguo Fu, the Company’s Chief Executive Officer, is a member of the Board of Directors of the parent of RDX Holdings Limited.

5. OTHER RECEIVABLES

Other receivables generally consist of advances to employee and interest receivable.  The Company has full oversight and control over the advanced accounts. Therefore, no allowance for the uncollectible accounts is considered necessary.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Building and improvements	$12,376,306	$12,397,349
Machinery and equipment	3,692,727	3,698,917
Motor Vehicles	250,368	217,236
	16,319,401	16,313,502
less: Accumulated Depreciation	(2,959,062)	(2,803,788)
Construction in Progress	3,120,842	3,126,130
Total property, plant and equipment, net	$16,481,181	$16,635,843

Depreciation expense for the three months ended March 31, 2009 and 2008 was $159,886 and $273,796, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  Construction in progress totaled $3,120,842 and $3,126,130 as of March 31, 2009 and December 31, 2008, respectively.

7. INVESTMENT IN UNCONSOLIDATED ENTITY

In the fourth quarter of 2008, the Company entered an equity investment agreement (“Agreement”) with Beyond E-Tech, Inc (BET) to acquire 49% of issued and outstanding capital stock of BET for a total payment of $1,500,000. The Company made the payment in full as of March 31, 2009. BET is a newly-organized company that imports and distributes cell phones in the United States.  Pursuant to the Agreement, during any period of time when the Company is a shareholder of BET, BET shall exclusively market products for resale that use ABAT’s rechargeable polymer lithium-ion batteries.

The Company has a significant influence on BET and therefore uses the equity method to account for the investment in BET. According to the Agreement, the Company has significant influence over the operating and financial policies of BET, including a right of approval of its operating budget, veto power over large capital expenses, and other management controls. Net loss on using this equity method investment was $9,798 for the three months ended March 31, 2009.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

7. INVESTMENT IN UNCONSOLIDATED ENTITY (Continued)

The Company uses its best estimate of future cash flows expected to result from the use of this asset in accordance with SFAS No. 157. There was $371,743 impairment loss recognized on this investment for the year ended December 31, 2008 because the estimated future undiscounted net cash flows related to this investment are less than the carrying amount.

8. DEPOSIT FOR LONG-TERM ASSETS

The Company entered various agreements to purchase equipment and machinery in an effort to expand its production in 2009. As of March 31, 2009, the Company made a total down payment of $3.71 million on those long-term assets. The Company expects to pay the remaining contract amount of $1.83 million in 2009. The deposit will be reclassified to the respective accounts under the fixed assets upon delivery and transfer of legal titles.

9. INVESTMENT ADVANCE

On October 24, 2008, Cashtech entered an agreement with Wuxi Angell Autocycle Co. Ltd (‘Wuxi Angell’) under which the Company will acquire a 55% interest in Wuxi Angell in exchange for a cash payment of RMB 25 million (approximately US$3.64 million) and  2 million shares of ABAT’s common stock.

On April 28, 2009 Advanced Battery Technologies and its wholly-owned subsidiary, Cashtech Investment Limited, amended the above agreement and entered into a Share Purchase Agreement with the owners of Wuxi Angell, who are Wuxi Baoshiyun Autocycle Co., Ltd. and Bao Jin, .  The Share Purchase Agreement provides that Cashtech Investment Limited will purchase 100% equity in Wuxi Angell in exchange for (a) U.S.$3,640,000  already paid by Advanced Battery Technologies, (b) 70,000,000 Chinese Renminbi (approx. $10,248,902) to be paid at closing, and (c) 3,000,000 shares of the common stock of Advanced Battery Technologies, Inc.

The Company has advanced payment in the total amount of approximately $3.81 million as of March 31, 2009.

Wuxi Angell is the customer of ABAT with sales of $0.24 million and $2.41 million, which represented 2.2% and 24.0% of the total sales of the Company for the three months ended March 31, 2009 and 2008, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
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

Rights to use land and power and patent right are stated at fair market value less accumulated amortization. The Company amortizes the patents over a 10 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of March 31, 2009, no impairment of intangible assets has been recorded.

Net intangible assets at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Rights to use land and power	$1,024,957	$1,024,225
Patents	897,089	901,076
	1,922,046	1,925,301
Less: accumulated amortization	(407,212)	(377,143)

	$1,514,834	$1,548,158

Amortization expense was $30,698 and $22,167 for the three months ended March 31, 2009 and 2008, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

10. INTANGIBLE ASSETS (Continued)

Based upon current assumptions, the Company expects that its intangible assets will be amortized over the next five years according to the following schedule:

As of March 31
2010	$120,820
2011	120,820
2012	120,820
2013	120,820
2014	120,820
Thereafter	910,734
$1,514,834

11. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 30% minority interest in ZQPT acquired from the minority shareholders in ZQPT. Goodwill is tested for impairment on an annual basis and in between annual test dates if events or circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The Company determined the implied fair value of goodwill by allocating the price paid to acquire the 30% minority interest to all of its assets and liabilities.

12. LOAN FROM OFFICER

The Company’s CEO, Mr. Zhiguo Fu, periodically loans money to finance the operations of its New York Office. As of March 31, 2009, the Company still owed Mr. Fu a total of $8,390. The loan is intended to be interest free and due upon demand.

13. STOCK-BASED COMPENSATION

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

13. STOCK-BASED COMPENSATION (Continued)

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of March 31, 2009, and changes for the three months ended March 31, 2009, is presented below:

Unearned stock compensation as of January 1, 2009	$2,103,694
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(66,440)

Unearned stock compensation as of March 31, 2009	$2,037,254

In addition, the compensation cost capitalized as an offset to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $381,991. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months, and the unearned stock compensation will be amortized as expense over the respective terms of the contracts. The amortization for the three months ended March 31, 2009 and 2008 was $50,281 and $87,594, respectively.

The following table shows the amortization of the unearned stock compensation relating to consulting contracts.

As of March 31,	Amortization

2009	116,375
2010	115,354
2011	100,729
2012	$49,533

$381,991

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

13. STOCK-BASED COMPENSATION (Continued)

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

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of March 31, 2009 is presented below:

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

13. STOCK-BASED COMPENSATION (Continued)

Unearned stock compensation as of January 1, 2009	$3,634,101
Unearned stock compensation granted	152,800
Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(195,525)

Unearned stock compensation as of March 31, 2009	$3,591,376

Other than the transaction as detailed above, no options or awards have been made, exercised or lapsed during the three months ended March 31, 2009 and 2008 under the 2004 Plan and the 2006 Plan.

14. INCOME TAXES

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

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Three Months Ended March 31,
	2009	2008
U.S. statutory income tax rate	35.0%	35.0%
Foreign tax rate difference	(10.0%)	(10.0%)
Effect of favorable tax exemption in China	(10.7%)	(10.9%)
Actual consolidated income tax rate	14.3%	14.1%

The estimated tax savings as a result of our tax holidays for the three months ended March 31, 2009 and 2008 amounted to $602,482 and $629,445, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the three months ended March 31, 2009 and 2008 from $0.08 to $0.07and from $0.09 to $0.08, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

14. INCOME TAXES (Continued)

The Company was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for the three months ended March 31, 2009 and 2008. The net operating loss carry forwards , including amortization of share-based compensation, for United States income tax purposes amounted to $664,422  and $397,191 the three months ended March 31, 2009 and 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2028. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2009 for the temporary difference related to loss carry-forwards and restricted stock issuance. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances for the three months ended March 31, 2009 and 2008 were $232,547 and $139,017, respectively.

15. EARNINGS PER SHARE

Earnings per share for the three months period ended March 31, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31,
	2009	2008
Basic earning per share

Net Income	$3,600,297	$3,848,478

Weighted average number of common shares outstanding-Basic	47,055,374	41,510,498

Earnings per share-Basic	$0.08	$0.09

Diluted earnings per share

Net Income	$3,600,297	$3,848,478

Weighted average number of common shares outstanding-Basic	47,055,374	41,510,498
Effect of diluted securities-Stock options	7,637,500	8,178,500
Weighted average number of common shares outstanding-Diluted	54,692,874	49,688,998

Earnings per share-Diluted	$0.07	$0.08

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

15. EARNINGS PER SHARE (Continued)

At March 31, 2009 and 2008, the Company had unvested stock awards of 7,637,500 and 8,178,500, respectively, under the 2004 and 2006 equity plans. All unvested stock awards were included in the diluted earnings per share calculation as they are dilutive.

At March 31, 2009, the Company had outstanding warrants of 2,592,945 and there were no outstanding warrants as of March 31, 2008. For the three months ended March 31, 2009, all outstanding warrants, with an exercise above the market price during the three months ended March 31, 2009, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

16. STOCKHOLDERS’ EQUITY

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

Both Investor Warrants and Placement Agent Warrants meet the conditions for equity classification pursuant to FAS 133 “Accounting for Derivatives” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and included in the Additional Paid-in Capital.

The fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 91.52%, risk free interest rate 3.21% for August 8, 2008 Placement and 3.11% for August, 15, 2008 Placement, and expected term of 5 years. The grant date value was $8,709,964.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

16. STOCKHOLDERS’ EQUITY (Continued)

Following is a summary of the status of warrants activities as of March 31, 2009:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, December 31, 2008	2,592,945	5.51	4.33	-
Granted	-	-	-	-
Forfeited	-			-
Exercised	-			-
Outstanding, March 31, 2009	2,592,945	$5.51	$4.33	-

On December 8, 2008, the Board of Directors approved a stock repurchase program. The Company repurchased 194,581 shares as treasury stock as of March 31, 2009.

In addition, according to the five-year employment contract, the company issued 40,000 shares to one employee in January 2009 and there are 160,000 shares remaining to be issued to him in the following four years.

As a result of these transactions, there are 54,821,577 shares of common stock issued and 54,626,996 shares outstanding as of March 31, 2009.

17.  CONCENTRATION OF RISKS

Four major customers accounted for approximately 50.0% of the net revenue for the three months ended March 31, 2009, with each customer individually accounting for 21.2%, 10.8%, 9.1% and 7.9%, respectively. At March 31, 2009, the total receivable balance due from these customers was $6,017,030, representing 36.0% of total accounts receivable. Four major customers accounted for 59% of the net revenue for the three months ended March 31, 2008. At March 31, 2008, the total receivable balance due from these customers was $3,604,435, representing 26% of total accounts receivable.

Four major vendors provided approximately 55.8% of the Company’s purchases of raw materials for the three months ended March 31, 2009, with each vendor individually accounting for 17.4%, 14.7%, 12.6% and 11.1%, respectively. The Company’s accounts payable to these vendors was $485,112 as of March 31, 2009, representing 53.1% of total accounts payable. Four vendors provided around 60% of the Company’s purchase of raw materials for the three months ended March 31, 2008, with each vendor individually accounting for 18%, 16%, 14%, and 12%, respectively. The Company’s accounts payable to these vendors was $132,963 as of March 31, 2008.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

18. LITIGATION

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

19. WARRANTIES

The Company warrants that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the three months ended March 31 2009 and 2008, no amounts have been considered necessary to reserve for warranty costs.

20. COMMITMENTS AND CONTINGENCIES

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

20. COMMITMENTS AND CONTINGENCIES (Continued)

The Company entered various agreements to purchase equipment and machinery in an effort to expand its production in 2009.  As of March 31, 2009, the Company made a total down payment of $3.71 million on those long-term assets. The Company still has the commitment to pay the remaining contract amount of $1.83 million in 2009.

According to the five-year employment contract, the company issued 40,000 shares to one employee in January 2009 and there are 160,000 shares remaining to be issued to him in the following four years.

21. SUBSEQUENT EVENTS

On May 4, 2009 Cashtech Investment Limited, the wholly-owned subsidiary of Advanced Battery Technologies, acquired 100% interest of the registered capital of Wuxi Angell Autocycle Co., Ltd.  The registered capital was purchased from Wuxi Baoshiyun Autocycle Co., Ltd. and Bao Jin, who are not affiliated with Advanced Battery Technologies or its subsidiaries.  In exchange for the equity in Wuxi Angell, the Company paid US$3,640,000 and 70,000,000 Chinese Renminbi (approx. $10,248,902) in cash.  In addition, the Company issued 3,000,000 shares of its common stock to the sellers.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Advanced Battery Technologies.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2008 entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

 Near the end of 2004, ZQ Power-Tech obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang. Since 2004, the number of employees at our facility has increased from 300 to, as of March 31 2009, 607, because we more than doubled our production capacity to its current level of $45 million per year. We now have two buildings (“A” and “B”) in full production.  As our revenues in 2008 reached $45 million and continue to grow, the need to outfit buildings “C” and “D” so as to double our production capacity became apparent.  Toward that end, during 2008 we completed an equity placement to obtain the capital necessary for the expansion.

Due to the limitation of current capacity and higher administration cost, our business presented slight growth during the three months ended March 31, 2009, accompanied by a reduction in operating income and net income. Our revenue increased by 6.5% and our net income decreased by 6.5%.  However, as new manufacturing capacity will become available later this year, , we expect  to achieve significant growth  in 2009. In addition, on May 4, 2009 we acquired 100% of Wuxi Angell, a leading manufacturer of battery-powered motorbikes and scooters. We believe that the acquisition will help us to offset the effects of recent worldwide recession and accelerate our future growth.

Revenues. In the three months ended March 31, 2009, we realized $10,685,738 in revenues, an increase of 6.5% compared to the $10,031,969 in revenue that we achieved in the same period of 2008. As a result of competition and fully utilized production capacity, our prices and unit sales have remained relatively stable.

The growth in our battery business has been accompanied by a reorientation in the relative importance of different battery sizes.  When we first entered the battery business in 2003 and following years, the bulk of our sales were small capacity batteries, primarily those used in consumer electronic devices.  Our growth, however, has been propelled by customers for our medium capacity batteries (used for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights, etc.) and large capacity batteries (used for electric sanitation vehicles, stationary applications, and other large scale battery applications). In the three months ended March 31, 2009, the contribution of batteries in these categories as well as the contribution of miner’s lamps to our total revenues was:

Type	Amount(US$)	% (of total revenue)
Small Capacity Batteries	$976,580	9.14%
Medium Capacity Batteries	$3,593,637	33.63%
Large Capacity Batteries	$3,829,069	35.83%
Miner’s Lamps	$2,286,452	21.40%

Gross Profit. Our cost of revenues consists of the cost of raw materials, labor costs and production overhead. In the three months ended March 31, 2009, our revenue increased by 6.5% and our cost of goods sold increased by 13.3%, from $4,989,742 to $5,651,189.  This higher growth in cost of sales is mainly attributable to the higher proportion of sales from lower margin products, i.e., medium capacity batteries. The result was a deterioration in our gross margin from 50.3% in the three months ended March 31, 2008 to 47.1% in the same period of 2009.

The current global recession has caused a widespread and dramatic drop in the cost of raw materials, including the metals that we utilize in our batteries.  We expect this situation will help us to return to the level of gross margin that we achieved in 2008. However, if the recession results in diminished sales or our acquisition initiatives do not generate higher profit in the first year after acquisition, our gross margin is likely to suffer.

Operating Expenses: The Company’s operating expenses increase by 56.7%, from $571,890 in the three months ended March 31, 2008 to $896,319 in the same period of 2009.  The increase is primarily due to the higher noncash stock compensation amortization expense and higher administration expenses incurred by our US office, such as salaries and legal fee. However, considering only the operation expenses in Heilongjiang ZQPT, our main production base in China, the operation expenses only slightly increased by $51,818, which is mainly attributable to our expanded operation.

Included in our general and administrative expense during the three months ended March 31, 2009 was $312,246 attributable to amortization of the market value of stock that we granted to employees or consultants.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  The market value of the stock at the time it was issued is being amortized over the term of the employee’s or consultant’s services, thus:

●
In the case of employees, the period of amortization is based on a vesting schedule included in the employees’ contracts.  The average vesting period for the employees is 11.4 years.  To date, only one employee of the Company who received stock awards has terminated employment; so the amortization has been proportional to that schedule.

●
In the case of consultants, the period of amortization is based on the term of the consulting contracts, although amortization will be accelerated if the consulting relationship ceases.  Again, to date, the consultants who received stock have remained involved in the Company’s affairs, so there has been no acceleration of amortization.

At March 31, 2009 there remained $5,628,630 in unamortized stock compensation on the Company’s books.  The amortization of this sum will contribute to our operating expenses as described above.

In the three months ended March 31 2009, we realized $74,348 interest income, which is mainly due to our $1.6 million lending to a non-related company, Harbin Jinhuida Investment Consulting Limited, at an interest rate of 10% per annum, and our cash deposited in Chinese banks. Additionally, we recognized $9,798 investment loss from our 49% equity investment in Beyond E-Tech, Inc., a Texas corporation recently organized to engage in distributing cellular telephones in the United States.  The acquisition has been recorded as an “investment in unconsolidated entity” on our balance sheet, and our participation in that business will be accounted for through the equity method.  Because Beyond E-Tech incurred a net loss of approximately $19,997 in the three months ended March 31, 2009, the value of our investment was reduced on our balance sheet by 49% of that sum – i.e. $19,997 – and we incurred “equity loss” in that amount

The Company’s revenue less expenses produced a pre-tax income of $4,202,779 for the three months ended March 31, 2009 and a pre-tax income of $4,477,923 in the same period of 2008.  In the three months period of 2009, domestic (U.S.) pre-tax loss was $664,422 and foreign (China) pre-tax income was $4,867,201. As a result of Chinese tax laws that reward foreign investment in China, currently and through 2010, ZQ Power-Tech is entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  After taxes of $602,482 realized in the three months ended March 31 2009, our net income was $3,600,297, a decrease of 6.5% over 2008.  This first quarter 2009 income represented $.08 basic earnings per share and $.07 fully diluted.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended March 31 2009, the effect of converting our financial results to Dollars was to reduce our accumulated other comprehensive income by $97,825.

Liquidity and Capital Resources

At March 31, 2009 the Company had a working capital balance of $51,062,087, a slight improvement from our working capital balance of $49,991,602 at December 31, 2008. The primary reason for the improvement in working capital was the net income realized during the three months period. During this same period, in order to complete the expansion plan for two new assembly lines and replace some outdated equipments, we made an additional deposit of $1,964,027 with our vendors during this three months period; we also made advanced payment of $814, 946 to Wuxi Angell shareholders to fulfill our acquisition agreement.

ZQ Power-Tech has sufficient liquidity to fund its near-term operations and to fund the working capital demands of an expansion of its operations. If we determine that additional funds are needed for other attractive growth opportunities, we have available $16,481,181 in property, plant and equipment, which ZQ Power-Tech owns free of liens.  On May 7, 2009 our backlog of firm orders was approximately $64 million.  Based on that backlog of orders, we believe that secured financing will be available on favorable terms if needed

Given the financial resources available to ZQ Power-Tech, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating subsidiary, ZQ Power-Tech, carries on business exclusively in Chinese Renminbi.  Therefore it does not have any derivative instruments or other financial instruments that are market risk sensitive.

ITEM 4	CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the period  covered by this report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

   (c) Repurchase of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its common stock during the 1st quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 1, 2009- January 31, 2009	0	N.A.	0	3,880,490
February 1, 2009 – February 28, 2009	0	N.A.	0	3,880,490
March 1, 2009 – March 31, 2009	75,071	1.9532	75,071	3,805,419
Total	75,071	1.9532	75,071	3,805,419

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

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BATTERY TECHNOLOGIES, INC.

Date: May 11, 2009	By: /s/ Zhiguo Fu
Name: Zhiguo Fu
Title: Chief Executive Officer

Date: May 11, 2009	By: /s/ Guohua Wan
Name: Guohua Wan
Title: Chief Financial Officer