Form 10-Q
period 2009-06-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2009-08-11
CIK 745651

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-33726

ADVANCED BATTERY TECHNOLOGIES, INC.
(Name of Registrant in its Charter)

Delaware	22-2497491
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)
15 West 39th Street, Suite 14A, New York, NY 10018
(Address of Principal Executive Offices)

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

Yes  X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes         No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer        Accelerated filer  X     Non-accelerated filer     Small reporting company__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes       No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 10, 2009
Common Voting Stock: 61,883,591

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$45,036,543	$32,746,155
Accounts receivable, net	16,375,343	14,708,078
Inventories, net	5,047,878	1,748,115
Loan receivable,net	2,148,114	1,600,000
Other receivables	235,706	240,726
Advance to suppliers,net	2,343,876	246,163
Total Current Assets	71,187,460	51,289,237

Property, plant and equipment, net of accumulated depreciation of $8,979,803
as of June 30, 2009 and $2,803,788 as of December 31, 2008	44,100,031	16,635,843
Total Fixed Assets	44,100,031	16,635,843

Other assets:
Investment in unconsolidated entity	969,890	1,037,550
Investment advance	-	3,000,000
Deposit for long-term assets	117,000	1,748,363
Intangible assets, net	14,739,116	1,548,158
Goodwill	2,485,750	2,487,080
Other assets	41,850	6,000
Total other assets	18,353,606	9,827,151

Total Assets	$133,641,097	$77,752,231

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$7,324,773	-
Accounts payable	4,800,396	415,850
Advance from Customers	184,094	80,479
Accrued expenses and other payables	2,288,350	784,070
Loan from officers	-	17,236
Taxes payable	952,573	-
Total Current Liabilities	15,550,186	1,297,635

Long term liabilities
Deferred tax liability	3,468,262	-

Total Liabilities	19,018,448	1,297,635

Stockholders' Equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
17,000 shares issued and 17,000 shares outstanding as of June 30, 2009
and - 0 - shares issued and outstanding as of December 31, 2008	17	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
57,821,577 shares issued and 57,626,996 shares outstanding as of June 30, 2009
and 54,781,577 shares issued and 54,662,067 shares outstanding as of December 31, 2008	57,822	54,782
Additional paid-in-capital	66,097,910	39,289,991
Accumulated other comprehensive income	5,982,939	6,012,475
Retained earnings	42,983,451	31,393,050
Less: Cost of treasury stock (194,581 and 119,510 shares as of June 30,2009 and December 31, 2008, respectively)	(499,490)	(295,702)
Total Stockholders' Equity	114,622,649	76,454,596

Total Liabilities and Stockholders' Equity	$133,641,097	$77,752,231

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For Three-month ended June 30,		For Six-month ended June 30,
	2009	2008	2009	2008

Revenues	$13,771,583	$11,748,284	$24,457,320	$21,780,253

Cost of Goods Sold	7,458,600	5,776,054	13,109,789	10,765,796

Gross Profit	6,312,983	5,972,230	11,347,531	11,014,457

Operating Expenses
Research & Development expenses	188,472	-	188,472	4,325
Selling, general and administrative	3,740,079	579,974	4,636,398	1,147,539

Operating income	2,384,432	5,392,256	6,522,661	9,862,593

Other Income (Expenses)
Interest income	96,198	-	170,546	-
Interest (expenses)	(206,219)	-	(206,219)	-
Equity loss from unconsolidated entity	(57,862)	-	(67,660)	-
Gain on bargain purchase	9,909,320	-	9,909,320	-
Other income (expenses)	13,708	8,526	13,708	16,113
Total other income (expenses)	9,755,145	8,526	9,819,695	16,113

Income Before Income Taxes	12,139,577	5,400,783	16,342,356	9,878,706

Provision for Income Taxes
Current	681,211	725,511	1,283,693	1,354,956
Deferred	3,468,262	-	3,468,262	-

Net income	$7,990,104	$4,675,272	$11,590,401	$8,523,750

Other Comprehensive Income
Foreign currency translation adjustment	68,288	1,043,721	(29,536)	2,634,700

Comprehensive Income	$8,058,392	$5,718,993	$11,560,865	$11,158,450

Earnings per share
Basic	$0.16	$0.11	$0.24	$0.21
Diluted	$0.14	$0.09	$0.21	$0.17

Weighted average number of common shares outstanding
Basic	48,901,584	41,531,286	47,983,579	41,520,892
Diluted	58,056,619	49,709,786	56,553,099	49,699,392

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR SIX MONTHS ENDED JUNE 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$11,590,401	$8,523,750
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on bargain purchase	(9,909,320)	-
Deferred income taxes	3,468,262	-
Depreciation and amortization	854,137	471,171
Amortization of deferred consulting expenses	79,375	175,188
Amortization of stock based compensation expense	835,519	280,212
Equity loss of unconsolidated entity	67,660	-
Provision for doubtful accounts and inventory valuation allowance	643,436	-

Changes in operating assets and liabilities:
Accounts receivable	(584,589)	8,180,245
Inventories	(1,621,165)	(701,435)
Other receivable & prepayments	(692,543)	(747,472)
Accounts payable, accrued expenses and other payables	(3,643,729)	1,717,243
Advance from Customer	(1,210,714)	8,985
Taxes payable	604,754	-

Net cash provided by operating activities	481,484	17,907,886

Cash Flows From Investing Activities:
Deposit for long-term assets	(4,596,962)	-
Purchase of property, plant and equipment	(101,684)	(1,714)
Cash acquired from business combination	837,081	-

Net cash used in investing activities	(3,861,565)	(1,714)

Cash Flows From Financing Activities
Loan receivable	(19,355)	-
Purchase of treasury stock	(203,788)	-
Repayments of notes payable	-	(411,264)
Proceeds from issuance of preferred stock	16,041,861	-
Proceeds from loan from officers	-	420,255
Repayment of officer loan	(135,884)	-

Net cash provided by financing activities	15,682,834	8,991

Effect of exchange rate changes on cash and cash equivalents	(12,365)	1,557,566

Increase in cash and cash equivalents	12,290,388	19,472,729

Cash and Cash Equivalents - Beginning of period	32,746,155	2,704,823

Cash and Cash Equivalents - End of period	$45,036,543	$22,177,552

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$152,983	$-
Income taxes	$425,111	$638,639

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for incentive stock-based compensation	$210,500	$139,403
Common stock issued for acquisition of Wuxi ZQ	$9,870,000	$-
Stock options issued to executives	$777,660	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2008 Form 10-K.

2. SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income.

Principles of consolidation

The consolidated financial statements include the accounts of Advanced Battery Technolgoes, Inc. (the “Company” or “ABAT”) and its wholly-owned subsidiaries, Cashtech Inc., Heilongjiang Zhongqiang Power-Tech Co., Ltd. (“ZQPT”) and Wuxi Zhongqing  Autocycle Co., Ltd. (“Wuxi ZQ”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquisitions

The purchase method of accounting is used to account for the acquisition of Wuxi ZQ by the Company. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the Group’s share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of revenues in the Company’s Condensed Consolidated Statement of Income for the three and six months ended June 30, 2009.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance. The allowance for accounts receivable is $794,036 and $16,506 as of June 30, 2009 and December, 31 2008, respectively.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when title and risks have passed, which is generally at the date of shipment and when collectability is reasonably assured.

The Company sells its products to the customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The company makes custom products based on sales agreements, so no returns are allowed. The Company warrants the product only in the event of defects for one year from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the six months ended June 30, 2009 and 2008, no such returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers.

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

Buildings and improvements	20-39 years
Machinery, equipment and motor vehicles	5-10 years

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid consulting services

Prepaid consulting services represent the aggregate fair value of the Company's common stock issued in return for the consulting services provided by certain consultants to the Company. The fair value is determined by reference to the closing price of the Company's common stock as quoted on NASDAQ or other US stock exchanges at the date of issuance. The prepaid expenses are amortized on a straight-line basis over the respective terms of the service periods. Amortization of prepaid consulting services for the six months ended June 30, 2009 and 2008 was $79,375 and $87,594, respectively.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of June 30, 2009, most of the Company's cash and cash equivalents were held by major banks located in the PRC and United States which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and without requiring collateral. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Foreign currency translation

The functional currency of ZQPT and Wuxi ZQ is the Chinese Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with FASB 123 (R). The average vesting period for the shares issued to date has been 10.86 years, based on the terms of the employment agreements under which the stock was awarded. The expense related to the vesting of unearned compensation was $446,689 and $280,212 for six months ended June 30, 2009 and 2008, respectively.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Research and development costs

Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of goods sold. Research and development expense was $188,472 and $4,325 for the six months ended June 30, 2009 and 2008, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has provided a 100% valuation allowance at June 30, 2009 for the temporary difference related to loss carry-forwards and stock-based compensation.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) , which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

3. INVENTORIES

	June 30, 2009	December 31, 2008
Raw Materials	$1,187,400	$839,546
Work-in-process	3,541,820	638,745
Finished goods	366,287	317,479
	5,095,507	1,795,770
Less allowance	(47,629)	(47,655)
	$5,047,878	$1,748,115

The accumulated allowance for inventories was $47,629 and $47,655 as of June 30, 2009 and December 31, 2008, respectively. No allowance for inventories was made for the six months ended June 30, 2009 and 2008.

4. LOAN RECEIVABLE

The Company loaned to a non-related company, Harbin Jinhuida Investment Consulting Limited, the amount of $1,600,000 for one year term from October 30, 2008 to October 29, 2009 at a fixed interest rate of 10% per annum. The principal plus interest will be repaid upon maturity. The Company accrued interest income of $80,000 for the six months ended June 30, 2009 as a result of this transaction.

The Company also loaned $19,355 to RDX Holdings Limited. The entire amount is expected to be paid back in May 2009 without interest.  The loan is still outstanding and past due as of the date of this report. Zhiguo Fu, the Company’s Chief Executive Officer, is a member of the Board of Directors of the parent of RDX Holdings Limited.

Wuxi ZQ occasionally provides loans to other non-related companies and individuals in the normal course of business. These loans are free of interest and due upon demand. As of June 30, 2009, the Wuxi had outstanding loans of $686,642.

The allowance for loan receivable is $157,883 and $-0- as of June 30, 2009 and December, 31 2008, respectively.

5.  OTHER RECEIVABLES

Other receivables generally consist of advances to employee and interest receivable.  The Company has full oversight and control over the advanced accounts. Therefore, no allowance for the uncollectible accounts is considered necessary.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

6.   ADVANCES TO VENDORS

The Company makes advances to certain vendors for inventory and equipments purchases. The advances to vendors were $3,579,110 and $246,163 as of June 30, 2009 and December 31, 2008, respectively. The allowance for advance vendors is $1,235,234 and $-0- as of June 30, 2009 and December, 31 2008, respectively.

7.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Building and improvements	$35,377,330	$12,397,349
Machinery and equipment	14,262,231	3,698,917
Motor Vehicles	484,284	217,236
	50,123,845	16,313,502
less: Accumulated Depreciation	(9,138,606)	(2,803,788)
Construction in Progress	3,114,793	3,126,130
Total property, plant and equipment, net	$44,100,031	$16,635,843

Depreciation expense for the six months ended June 30, 2009 and 2008 was $681,988 and $426,190, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  Construction in progress totaled $3,114,793 and $3,126,130 as of June 30, 2009 and December 31, 2008, respectively.

8. INVESTMENT IN UNCONSOLIDATED ENTITY

In the fourth quarter of 2008, the Company entered an equity investment agreement (“Agreement”) with Beyond E-Tech, Inc (BET) to acquire 49% of issued and outstanding capital stock of BET for a total payment of $1,500,000. The Company made the payment in full as of June 30, 2009. BET is a newly-organized company that imports and distributes cell phones in the United States.  Pursuant to the Agreement, during any period of time when the Company is a shareholder of BET, BET shall exclusively market products for resale that use ABAT’s rechargeable polymer lithium-ion batteries.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

8. INVESTMENT IN UNCONSOLIDATED ENTITY (Continued)

The Company has a significant influence on BET and therefore uses the equity method to account for the investment in BET. According to the Agreement, the Company has significant influence over the operating and financial policies of BET, including a right of approval of its operating budget, veto power over large capital expenses, and other management controls. Net loss on using this equity method investment was $67,660 for the six months ended June 30, 2009.

The Company uses its best estimate of future cash flows expected to result from the use of this asset in accordance with SFAS No. 157. There was $371,743 impairment loss recognized on this investment for the year ended December 31, 2008 because the estimated future undiscounted net cash flows related to this investment are less than the carrying amount.

9. DEPOSIT FOR LONG-TERM ASSETS

The Company entered various agreements to purchase equipment and machinery in an effort to expand its production in 2009. As of June 30, 2009, the Company made a total down payment of $117,000 on those long-term assets. The Company expects to pay the remaining contract amount of $13,000 in 2009. The deposit will be reclassified to the respective accounts under the fixed assets upon delivery and transfer of legal titles.

10. INTANGIBLE ASSETS

Intangible assets consist of rights to use land and power, patents and marketing network resource. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land and the power line underneath. The Group leases two pieces of land per real estate contract from the PRC Government for a period from August 2003 to September 2043, on which the office and production facilities of ZQ Power-Tech are situated. In addition, the Group leases two pieces of land from the PRC Government for a period from July 2003 to July 2053 and from September 2002 to June 2057 respectively, on which the office and production facilities of Wuxi ZQ are situated. The Group leases power from the local government for a period from July 2003 to July 2013.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

10. INTANGIBLE ASSETS (Continued)

Rights to use land and power and patent right are stated at fair market value less accumulated amortization. The Company amortizes the patents over a 3-10 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of June 30, 2009, no impairment of intangible assets has been recorded.

In May 2009, the Company acquired Wuxi ZQ’s intangible assets consisting of land use rights, patens and marketing network resource which are amortized using the straight line method. The faire market value of acquired intangible assets was $13,372,548, including $12,039,252 of rights to use land, $332,098 of patents and $1,001,198 of marketing network resource.

Net intangible assets at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Rights to use land and power	$13,852,618	$1,024,225
Patents	1,229,842	901,076
Marketing network resource	1,000,038	-
	16,082,498	1,925,301
Less: accumulated amortization	(1,343,382)	(377,143)

	$14,739,116	$1,548,158

Amortization expense was $172,149 and $44,981 for the six months ended June 30, 2009 and 2008, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

10. INTANGIBLE ASSETS (Continued)

Based upon current assumptions, the Company expects that its intangible assets will be amortized over the next five years according to the following schedule:

As of June 30,
2010	$788,091
2011	788,091
2012	729,086
2013	434,061
2014	432,584
Thereafter	11,567,203
$14,739,116

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

12. SHORT TERM BANK LOANS

The short-term loans include the following at June 30, 2009:

a) Loan payable to Huaxia Bank
originally from 01/01/08 to 09/21/08,
a fixed interest rate of 0.5475% per month	$2,929,909

b) Loan payable to Huaxia Bank
originally from 01/01/08 to 09/21/08,
a fixed interest rate of 0.6225% per month	4,394,864

Total	$7,324,773

The short-term bank loans are secured by plant and equipment and land use rights of Wuxi ZQ. As of June 30, 2009, both loans are past due. The Company is currently negotiating to renew the loans. The bank increased the interest rate to 0.809% per month for both loans. As of the date of this report, the loans are still outstanding and past due. Interest payable was $277,870 as of June 30, 2009.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of June 30, 2009, and changes for the six months ended June 30, 2009, is presented below:

Unearned stock compensation as of January 1, 2009	$2,103,694
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(132,880)

Unearned stock compensation as of June 30, 2009	$1,970,814

In addition, the compensation cost capitalized as an offset to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $352,898. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months, and the unearned stock compensation will be amortized as expense over the respective terms of the contracts. The amortization for the six months ended June 30, 2009 and 2008 was $79,375 and $175,188, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

13. STOCK-BASED COMPENSATION (Continued)

The following table shows the amortization of the unearned stock compensation relating to consulting contracts:

As of June 30	Amortization
2010	$116,375
2011	116,375
2012	95,729
2013	24,419
$352,898

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

13. STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of June 30, 2009 is presented below:

Unearned stock compensation as of January 1, 2009	$3,634,101
Unearned stock compensation granted	210,500
Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(313,809)

Unearned stock compensation as of June 30, 2009	$3,530,792

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

On March 16, 2007, National People’s Congress passed a new corporate income tax law, which was effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate to 25%, and includes cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China. According to the new corporate income tax law, the applicable corporate income tax rate of the ZQPT decreased to 12.5% in 2008.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Six Months
	Ended June 30,
	2009	2008
U.S. statutory income tax rate	35.00%	35.00%
Foreign income not recognized in the U.S	(35%)	(35%)
China Statutory rates	25.00%	25.00%
China income tax exemption	(12.5%)	(12.5%)
Other items (a)	16.6%	1.20%
Effective consolidated income tax rate	29.10%	13.70%

(a) The 16.6% and 1.20% represent ($7,939,693) and $333,966 of (income) and expenses incurred by the Company that are not subject to PRC income tax for the six months ended June 30, 2009 and 2008, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

14. INCOME TAXES (Continued)

The estimated tax savings as a result of our tax holidays for the six months ended June 30, 2009 and 2008 amounted to $1,283,693and $1,354,956, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the six months ended June 30, 2009 and 2008 from $0.24 to $0.21 and from $0.21 to $0.17, respectively.

The Company was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for the six months ended June 30, 2009 and 2008. The net operating loss carry forwards , including amortization of share-based compensation, for United States income tax purposes amounted to $2,036,338 and $789,366 the six months ended June 30, 2009 and 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2028. In addition, as a result of acquisition of Wuxi ZQ on May 4, 2009, there are net operating loss carry-forwards of $1,693,676 from Wuxi ZQ that may be available to reduce future years’ taxable income in China and those loss carry-forwards will expire in 2013. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2009 for the temporary difference related to loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances for the six months ended June 30, 2009 and 2008 were $1,136,137and $276,278, respectively.

15. EARNINGS PER SHARE

Earnings per share for the six months period ended June 30, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

15. EARNINGS PER SHARE (Continued)

The following demonstrates the calculation for earnings per share for the six months ended June 30, 2009 and 2008:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic earning per share
Net Income	$7,990,104	$4,675,272	$11,590,401	$8,523,750

Weighted average number of common
shares outstanding - Basic	48,901,584	41,531,286	47,983,579	41,520,892

Earnings per share-Basic	$0.16	$0.11	$0.24	$0.21

Diluted earnings per share
Net Income	$7,990,104	$4,675,272	$11,590,401	$8,523,750

Weighted average number of common
shares outstanding -Basic	48,901,584	41,531,286	47,983,579	41,520,892
Effect of conversion of preferred stock	1,177,535	-	592,020	-
Effect of exercise of options	340,000	-	340,000	-
Effect of diluted securities-unvested shares	7,637,500	8,178,500	7,637,500	8,178,500
Weighted average number of common
shares outstanding - Diluted	58,056,619	49,709,786	56,553,099	49,699,392

Earnings per share-Diluted	$0.14	0.09	$0.21	0.17

As of June 30, 2009 and 2008, the Company had unvested stock awards of 7,637,500 and 8,178,500, respectively, under the 2004 and 2006 equity plans. All unvested stock awards were included in the diluted earnings per share calculation as they are dilutive.

At June 30, 2009, the Company had outstanding warrants of 9,175,725 and there were no outstanding warrants as of June 30, 2008. For the six months ended June 30, 2009, all outstanding warrants, with an exercise above the market price during the six months ended June 30, 2009, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

16. STOCKHOLDERS’ EQUITY

1)	Issuance of Preferred Stock

On June 1 and June 15, 2009, the Company issued a total of 17,000 shares of preferred stock, consisting of 10,000 shares of Series E preferred stock (“Series E”) and 7,000 shares of Series F preferred stock (“Series F”), to several accredited investors. The aggregate purchase price for the securities was $17,000,000 and the preferred stock can be converted into a total of 4,388,522 shares of common stock of the Company. Each Preferred Share is entitled to a preferential payment of $1,000 in the event of a liquidation of Advanced Battery Technologies. From the proceeds of the offering, the Company paid a fee of $850,000 to Rodman & Renshaw, LLC, which acted as the placement agent for the offering.  The Company also reimbursed Rodman & Renshaw, LLC for its out-of-pocket expenses totaling $58,132, and issued to Rodman & Renshaw, LLC warrants to purchase 219,426 shares of common stock.  The Company also paid $50,007 legal fee for the issuance. The Company realized net proceeds of $16,041,861 from the offering.

2)	Issuance of Common Stock

In January 2009, according to a  five-year employment contract, the company issued 40,000 shares to one employee and there are 160,000 shares remaining to be issued to him in the following four years.

On May 4, 2009, the Company issued 3,000,000 common stocks in exchange for the 100% equity interest in Wuxi ZQ. The acquisition was completed on the same day.

On December 8, 2008, the Board of Directors approved a stock repurchase program. The Company repurchased 194,581 shares as treasury stock as of June 30, 2009.

As a result of these transactions, there are 57,821,577 shares of common stock issued and 57,626,996 shares outstanding as of June 30, 2009.  There are 54,781,577 shares of common stock issued and 54,662,067 shares outstanding as of December 31, 2008.

3)	Stock Options

For the six months ended June 30, 2009, the Company issued 340,000 stock options in connection with the services rendered by the Company’s senior executives and recorded total stock option compensation expenses of $388,830 for the six months ended June 30, 2009. Of the total value of the option grants, $388,830 has not yet been recognized and will be amortized over the requisite service periods.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

16. STOCKHOLDERS’ EQUITY (Continued)

The following table summarizes the stock option activities of the Company:

	Option	Weighted Average	Average Remaining	Aggregate
	Outstanding	Exercise Price	Life in years	Intrinsic Value
Outstanding, December 31, 2008	-	-	-	-
Granted	340,000	$2.66	9.50	$465,800
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2009	340,000	$2.66	9.50	$465,800

C. Stock Warrants

On August 8 and August 15, 2008, the Company issued a total of 5,058,834 shares of common stock and warrants to purchase a total of 2,276,474 shares of common stock  to eight accredited institutional funds.  The Company also issued to Rodman & Renshaw, LLC warrants to purchase 316,471 shares of common stock.  All the Warrants issued in August 2008 offering permit the holders to purchase common stock from Advanced Battery Technologies for a price of $5.51 per share.  The Warrants expire in five years.

On June 1 and June 15, 2009, the Company issued a total of 17,000 shares of preferred stocks and warrants to purchase a total of 7,679,914 shares of common stock from Advanced Battery Technologies for prices ranging from $3.79 to  $5.68 per share.  The warrants issued in the June 2009 offering consist of:

Series A Warrants

Series A Common Stock Purchase Warrants permit the holder to purchase 1,187,335 shares of ABAT’s common stock for $4.92 per share at any time before November 27, 2014  and 787,500 shares of ABAT’s common stock for the same price at any time before December 12, 2014.

Series B Warrants

Series B Common Stock Purchase Warrants permit the holder to purchase 2,638,523 shares of ABAT’s common stock for $3.79 per share at any time before November 27, 2009 and 1,750,000 shares of ABAT’s common stock for $4.00 per share any time before December 9, 2009.  If, however, 30 days prior to those termination dates, there is no effective registration statement permitting public sale of the underlying common shares or the authorized common stock is insufficient to permit exercise of the Warrants, then the Series B Warrants will expire 30 days after those situations are remedied.    Advanced Battery Technologies can force the holders to exercise the Series B Warrants under certain circumstances.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

 16. STOCKHOLDERS’ EQUITY (Continued)

 Series C Warrants

Series C Common Stock Purchase Warrants permit the holder to purchase 659,630 shares of ABAT’s common stock for $5.68 per share at any time before November 27, 2014  and 437,500 shares for the same price at any time before December 12, 2014.  The holder may not exercise the Series C Warrants, however, unless the holder has exercised Series B Warrants for 400% of the shares to be purchased on exercise of the Series C Warrants.

Following is a summary of the status of warrants activities as of June 30, 2009:

	Warrants	Weighted Average	Average Remaining	Aggregate
	Outstanding	Exercise Price	Life in years	Intrinsic Value
Outstanding, January 1, 2009	2,592,945	$5.51	4.08	$-
Granted	7,679,914	4.43	4.19	-
Forfeited	-			-
Exercised	-			-
Outstanding, June 30, 2009	10,492,285	$4.59	$4.16	$-

Both Investor Warrants and Placement Agent Warrants meet the conditions for equity classification pursuant to FAS 133 “Accounting for Derivatives” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and included in the Additional Paid-in Capital.

For August 2008 offering, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 91.52%, Risk free interest rate 3.21% for August 8, 2008 Placement and 3.11% for August, 15, 2008 Placement, and Expected term of 5 years. The fair value of those warrants at the grant date was calculated at $8,709,964.

For June 2009 offering, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 91.50%; Risk free interest rate: 2.55% and 0.29% for Series A and Series B&C warrants, respectively with respect to June 1, 2009 issuance and 2.69% and 0.31% for Series A and Series B&C warrants, respectively with respect to June 15, 2009 issuance; Expected term: 5.5 years for Series A & C warrants and 0.5 years for Series B warrants. The fair value of those warrants at the grant date  was calculated at $12,176,507.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

17.  ACQUISITION

Effective May 4, 2007, the Company, through its wholly-owned subsidiary, Cashtech, Inc., completed the acquisition of 100% ownership interest of Wuxi Angell Autocycle Co., Ltd., now known as Wuxi Zhongqiang Autocycle Co., Ltd. (“Wuxi ZQ”). The results of operations of Wuxi ZQ from May 4, 2009 to June 30, 2009 have been included in the Statement of operations of the Company for the three and six month periods ended June 30, 2009. Wuxi ZQ, at the time of the acquisition, was a manufacturer of electric bicycles, electric scooters and other battery-powered recreational vehicles. Wuxi ZQ also uses the batteries supplied by ZQPT, a consolidated entiry of the Company.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141(R). Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded upon prior to the assessment of the fair value (in accordance with SFAS 141R) of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of revenues in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2009.

The following table represents the allocation of the purchase price to the acquired net assets and resulting gain on bargain purchase:

Fair value of common stock issued	$9,870,000
Total purchase price	9,870,000

Allocation of the purchase price to assets and liabilities at fair value:
Assets:
Cash	$837,462
Accounts receivable	573,084
Advanced payments to vendors	1,823,105
Loan from others	58,575
Inventories	1,694,627
Fixed assets	21,908,014
Intangible assets	13,378,643
Total assets	$40,273,510

Liabilities:
Short-term bank loans	$7,328,112
Accounts payable	5,285,072
Other liabilities	7,881,006
Total liabilities	$20,494,190

Net assets acquired, at fair value	$19,779,320

Bargain purchase gain resulting from Wuxi ZQ acquisition	$9,909,320

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

17.  ACQUISITION (CONTINUED)

The following unaudited pro forma condensed combined statements of income present the combined results of the Company’s operations with Wuxi ZQ as of the acquisition had occurred on January 1, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Pro forma revenues	$15,153,709	$11,984,478	$26,588,538	$22,657,737
Pro forma net income	$8,213,226	$5,888,150	$10,951,963	$8,737,169
Pro forma net income per share - basic	$0.17	$0.14	$0.23	$0.21
Pro forma net income per share - diluted	$0.15	$0.12	$0.20	$0.18

In the unaudited pro forma results, additional depreciation and amortization of the fair value of the fixed assets and intangible assets in excess of their respective book value have been recorded. In addition, the gain on bargain purchase upon the acquisition was reflected as if it occurred in the first quarter of 2008.

18.  CONCENTRATION OF RISKS

Four major customers accounted for approximately 41.1% of the net revenue for the six months ended June 30, 2009, with each customer individually accounting for 21.2%, 6.8%, 6.8% and 6.3%, respectively. At June 30, 2009, the total receivable balance due from these customers was $4,495,266, representing 30.0% of total accounts receivable. Four major customers accounted for 46.8% of the net revenue for the six months ended June 30, 2008. At June 30, 2008, the total receivable balance due from these customers was $2,420,230, representing 30.8% of total accounts receivable.

Four major vendors provided approximately 43.9% of the Company’s purchases of raw materials for the six months ended June 30, 2009, with each vendor individually accounting for 17.8%, 11.7%, 7.2% and 7.1%, respectively. The Company’s accounts payable to these vendors was $369,824 as of June 30, 2009, representing 24.5% of total accounts payable. Four vendors provided around 53.4% of the Company’s purchase of raw materials for the six months ended June 30, 2008, with each vendor individually accounting for 16.9%, 13.2%, 12.9%, and 10.4%, respectively. The Company’s accounts payable to these vendors was $109,218 as of June 30, 2008.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

In September 2008, Jiansu Sanjiang Disheng Electric Machinery Co., Ltd. filed a lawsuit at Wuxi Sub-district Court of High-Tech Industrial Park, demanding specific performance of Wuxi Angell, now known as Wuxi ZQ for unpaid debts plus accrued interests. Wuxi ZQ was ordered to pay a total amount of RMB1,024,524 (approximately $150,665), in addition to the applicable court costs. As of June 30, 2009, Wuxi ZQ has not made any payments on this claim.

In September 2008, another action was filed against the Company by Jiande City Five Star Automobile Co., Ltd. in Wuxi Sub-district Court of High-Tech Industrial Park, seeking specific performance of Wuxi Angell, now known as Wuxi ZQ, for unpaid debts of RMB303,720 (approximately $44,665). A judgment order was issued against Wuxi ZQ for an immediate payment of the claimed amount plus court costs. As of June 30, 2009, the entire amount has not been paid by Wuxi ZQ.

In July 2008, an action was filed against the Company by Wuxi Longbiap Electronics Co., Ltd. in Wuxi Sub-district Court of High-Tech Industrial Park, seeking specific performance of Wuxi Angell, now known as Wuxi ZQ, for unpaid debts of RMB341,514 (approximately $50,222). A judgment order was issued against Wuxi ZQ for an immediate payment of the claimed amount plus court costs. As of June 30, 2009, the entire amount has not been paid by Wuxi ZQ.

In June 2008, an action was filed against the Company by Mr. Jinyu Zhu in Wuxi Sub-district Court of High-Tech Industrial Park, demanding the payment of unpaid debts of RMB1,000,000 (approximately $147,058) by Wuxi Angell, now known as Wuxi ZQ. A judgment order was issued against Wuxi ZQ for an immediate payment of the claimed amount plus court costs. As of June 30, 2009, the entire amount has not been paid by Wuxi ZQ.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

19.  LITIGATION (CONTINUED)

In May 2008, an action was filed against the Company by Wuxi Lide Auto Parts Co., Ltd. (“Wuxi Lide”) in Wuxi District Court, seeking specific performance of Wuxi Angell, now known as Wuxi ZQ, for unpaid debts plus accrued interests and penalties in the total amount of RMB 12,400,000 (approximately $1,823,529). The Court issued a judgment to settle the claim against Wuxi ZQ and in favor of Wuxi Lide. Wuxi ZQ was ordered to pay the total amount claimed plus court costs and attorney’s fees in the form of monthly installment payment of RMB1,300,000 (approximately $191,175) per month through July 2009.  After further negotiation with Wuxi Lide, Wuxi ZQ was required to pay the total amount of RMB 11,277,004 (approximately $1,658,370) As of June 30, 2009, Wuxi has paid RMB 2,000,000 (approximately $294,115).

In March 2008, an arbitrary action was filed by Huaren Construction Group Co. with China Economic and Trade Arbitration Commission, Wuxi Branch for the dispute of certain construction payments owed by Wuxi Angell, now known as Wuxi ZQ. On June 24, 2008, an arbitrary judgment was issued against Wuxi ZQ and Wuxi ZQ was ordered to pay a total amount of RMB4,000,000 (approximately $588,235), of which, approximately $441,176 was to be paid within twenty (20) days of the judgment date and remaining to be paid on or before September 30, 2008. As of June 30, 2009, Wuxi ZQ has not made any payments on this claim. Both parties are still under negotiation on when the payments can be made.

20. PRODUCT WARRANTY

The Company provides product warranty to its customers that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the six months ended June 30 2009 and 2008, no amounts have been considered necessary to reserve for warranty costs.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

21. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company entered various agreements to purchase equipment and machinery in an effort to expand its production in 2009.  As of June 30, 2009, the Company made a total down payment of $117,000 on those long-term assets. The Company still has the commitment to pay the remaining contract amount of $13,000 in 2009.

According to the five-year employment contract, the company issued 40,000 shares to one employee in January 2009 and there are 160,000 shares remaining to be issued to him in the following four years.

22.  SEGMENT INFORMATION

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker has been identified as the Chief Executive Officer.

The Company has two operating segments, which are batteries and electric vehicles segments.

The batteries segment develops, manufactures, and markets rechargeable Polymer Lithium-Ion (PLI) products.  The batteries segment includes the operation of Heilongjiang ZhongQiang Power-Tech Co., Ltd. (ZQ Power-Tech).

The electric vehicles segment develops and manufactures various types of electric vehicles through the operation of Wuxi Zhongqiang Autocycle Co., Ltd. Wuxi Zhongqiang owns three types of products listed in the E-Bike directory, with more than 20 varieties, including electric bicycles, electric scooters, and various electric sports utility vehicles.. Wuxi Zhongqiang products are exported to countries and regions in Europe, the United States and Asia. The Company’s electric vehicles operation accounted for approximately 5% of the total consolidated earnings before income taxes for the three-month period ended June 30, 2009.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

22.  SEGMENT INFORMATION (CONTINUED)

The measurement of segment income is determined as earnings before income taxes. The measurement of segment assets is based on the total assets of the segment, including intercompany advances among the PRC entities. Segment income and segment assets are reported to the Company’s chief operating decision maker (“CODM”) using the same accounting policies as those used in the preparation of these consolidated financial statements. Historically, there have been sale transactions between the two operating segments in addition to intersegment advances.

	For the Six Months Ended June 30, 2009
	Batteries	Electric Vehicles	Inter-segment Elimination	Consolidated Total
Net Sales	$22,243,303	3,627,379	(1,413,362)	$24,457,320
Interest Income (expense)	$163,463	(199,135)		$(35,672)
Depreciation and Amortization	$383,006	330,608	140,523	$854,137
Segment assets	$94,294,825	31,160,269		$125,455,094
Segment income (loss) before tax	$8,831,883	(1,787,451)		$7,044,432

	For the Three Months Ended June 30, 2009
	Batteries	Electric Vehicles	Inter-segment Elimination	Consolidated Total

Net Sales	$11,557,566	3,627,379	(1,413,362)	$13,771,583
Interest Income (expense)	$89,115	(199,135)		$(110,020)
Depreciation and Amortization	$192,422	330,608	140,523	$663,553
Segment assets	$94,294,825	31,160,269		$125,455,094
Segment income (loss) before tax	$4,629,104	(1,787,451)		$2,841,653

Reconciliation of segment incomes to consolidated incomes		For the Six Months Ended June 30, 2009	For the Three Months Ended June 30, 2009

Total segment income		7,044,432	2,841,653
Elimination of intersegment profits		(611,396)	(611,396)
Gain on bargain purchase		9,909,320	9,909,320
Consolidated income before income taxes		16,342,356	12,139,577

Reconciliation of segment assets to consolidated assets		As of June 30, 2009

Total segment assets		125,455,094
Elimination of intersegment receivables		(1,369,021)
Increased asset value not allocated to segments		9,555,024
Consolidated assets		133,641,097

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Near the end of 2004, ZQ Power-Tech obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang. Since 2004, the number of employees at our facility has increased from 300 to 631 as of June 30 2009.  The increase has occurred because we more than doubled our battery production capacity and we acquired an electric vehicle manufacturer in May 2009.

In 2008 our battery production capacity was $45 million per year with two buildings (“A” and “B”) in full production.   As our revenues in 2008 reached $45 million and continue to grow, the need to outfit buildings “C” and “D” so as to double our production capacity became apparent.  Toward that end, during 2008 we completed an equity placement to obtain the capital necessary for the expansion. In July 2009, the two new production lines, “C” and “D”, became operational with automated equipment.

On April 28, 2009, the Company, through Cashtech, a wholly-owned subsidiary of ABAT, entered into a Share Purchase Agreement with the shareholders of Wuxi Angell Autocycle Co., Ltd. Pursuant to the Agreement, the Company acquired a 100% ownership interest in the registered capital of Wuxi Angell and issued three million shares of the Company’s common stock to the sellers. Immediately after the completion of acquisition on May 4, 2009, Wuxi Angell Autocycle Co. Ltd. was renamed as Wuxi Zhongqiang Autocycle Co., Ltd. (“Wuxi ZQ”).  In June 2009,  in order to support the future growth of our newly acquired electric vehicle business, we completed another equity placement.

Results of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and six months ended June 30, 2009 and 2008 respectively.

	For the Three Months Ended June 30,
			Change
	2009	2008	Amount	%
Revenues	$13,771,583	$11,748,284	$2,023,299	17.2%
Cost of Goods Sold	7,458,600	5,776,054	1,682,546	29.1%
Gross Profit	6,312,983	5,972,230	340,753	5.7%
Operation Expenses	3,928,551	579,974	3,348,577	577.4%
Operating Income	2,384,432	5,392,256	(3,007,824)	(-55.8%)
Net Income	$7,990,104	$4,675,272	$3,314,832	70.9%

	For the Six Months Ended June 30,
			Change
	2009	2008	Amount	%
Revenues	$24,457,320	$21,780,253	$2,677,067	12.3%
Cost of Goods Sold	13,109,789	10,765,796	2,343,993	21.8%
Gross Profit	11,347,531	11,014,457	333,074	3.0%
Operating Expenses	4,824,870	1,151,864	3,673,006	318.9%
Operation Income	6,522,661	9,862,593	(3,339,932)	(33.9%)
Net Income	$11,590,401	$8,523,750	$3,066,651	36.0%

Revenues

We had total revenues of $13,771,583 for the three months ended June 30, 2009, an increase of $2,023,299 or 17.2%, compared to $11,748,284 for the three months ended June 30, 2008. The increase in revenues was primarily due to the contribution of sales from the electric vehicle business, which the Company acquired on May 4, 2009.

For the six months ended June 30, 2009 our revenue reached $24,457,320, an increase of $2,677,067 or 12.3% increase compared to $21,780,253 for the six months ended June 30, 2008. The increase in revenues was primarily due to the contribution of sales from the electric vehicle business, which the Company acquired on May 4, 2009.

Sales of batteries to Wuxi ZQ are included in our 2008 financial results and excluded from our 2009 financial results, since we acquired ownership of Wuxi ZQ in May 2009.  If sales to Wuxi ZQ are excluded from our 2008 results, our revenue from battery sales increased from the first six months of 2008 to the first six months of 2009.  The growth in our battery business has been accompanied by a reorientation in the relative importance of different battery sizes.  When we first entered the battery business in 2003 and following years, the bulk of our sales were small capacity batteries, primarily those used in consumer electronic devices.  Our growth, however, has been propelled by customers for our medium capacity batteries (used for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights, etc.) and large capacity batteries (used for electric sanitation vehicles, stationary applications, and other large scale battery applications). In the three and six months ended June 30, 2009, the contribution of batteries in these categories as well as the contribution of electric vehicle to our total revenues was:

Three months ended June 30, 2009	Amount (US$)	% (of total revenue)
Small Capacity Battery	1,261,396	9.16%
Medium Capacity Battery	2,817,700	20.46%
Large Capacity Battery	3,755,618	27.27%
Miner's Lamp	2,309,490	16.77%
Electric Vehicle	3,627,379	26.34%
Total	13,771,583	100.00%

Six months ended June 30, 2009	Amount (US$)	% (of total revenue)
Small Capacity Battery	2,237,976	9.15%
Medium Capacity Battery	6,411,337	26.21%
Large Capacity Battery	7,584,688	31.01%
Miner's Lamp	4,595,941	18.79%
Electric Vehicle	3,627,379	14.83%
Total	24,457,320	100.00%

At August 3, 2009 we had a backlog of over $73 million for delivery throughout the next 12 months, including a battery backlog of approximately $53 million. Therefore we expect to expand on the level of operations that we achieved during 2008 and the first half of the current year.

Gross Profit.

Our cost of revenues consists of the cost of raw materials, labor costs and production overhead. In the three months ended June 30, 2009, our revenue increased by 17.2% and our cost of goods sold increased by 29.1%, from $5,776,054 to $7,458,600, compared to the same period of 2008. This higher growth in cost of sales is mainly attributable to the higher proportion of sales from lower margin products, i.e., electrical vehicle. The result was a deterioration in our gross margin from 50.8% in the three months ended June 30, 2008 to 45.8% in the same period of 2009.

In the six months ended June 30, 2009, our revenue increased by 12.3% and our cost of goods sold increased by 21.8%, from $10,765,796 to $13,109,789, compared to the same period of 2008. This higher growth in cost of sales is mainly attributable to the higher proportion of sales from lower margin products, i.e., electrical vehicle. The result was a deterioration in our gross margin from 50.6% in the six months ended June 30, 2008 to 46.4% in the same period of 2009.

Operating expenses

The Company’s operating expenses increased by 577.4%, from $579,974 in the three months ended June 30, 2008 to $3,928,551 in the same period of 2009. The Company incurred operating expenses of $4,824,870, for the six months ended June 30, 2009, an increase of $3,673,006 or approximately 318.9%, compared to $1,151,864 for the six months ended June 30, 2008. The increase is primarily due to Wuxi ZQ’s high selling and administration expenses (approximately $2.4 million) after the acquisition on May 4 2009.  Wuxi ZQ’s administrative expenses included a bad debt allowance of approximately $640,000 and depreciation and amortization expenses.  The Wuxi ZQ expenses also include satisfaction of approximately $1,200,000 in debts that were incurred but were not properly recorded.    Our operating expenses also increased because our US office incurred higher administration expenses in the second quarter of 2009, including salaries, legal fee and marketing expense related to our financing and our annual meeting activities. The Company also recognized higher noncash stock and option compensation amortization expense in the three and six months ended June 30, 2009. However, considering only the operating expenses in Heilongjiang ZQPT, our main battery production base in China, our operating expenses increased by only approximately $0.20 and $0.26 million during the three and six month periods ended June 30, 2009.  Those increases were mainly attributable to our expanded operation.

Included in our general and administrative expense during the three and six months ended June 30, 2009 were  $602,648 and $914,894 attributable to amortization of the market value of stock and options that we granted to employees or consultants.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  The market value of the stock at the time it was issued is being amortized over the term of the employee’s or consultant’s services, thus:

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

At June 30, 2009 there remained $6,243,334 in unamortized stock compensation on the Company’s books.  The amortization of this sum will contribute to our operating expenses as described above.

In the three and six months ended June 30 2009, we realized $110,021 and $35,673 in net interest expenses.  The $206,219 that we incurred in interest on Wuxi ZQ’s $7,324,773 short-term bank loan was partially offset by $80,000 in the interest income due to our $1.6 million lending to a non-related company, Harbin Jinhuida Investment Consulting Limited, at an interest rate of 10% per annum, and by interest on our cash deposited in Chinese banks. Additionally, for the six months ended June 30 2009, we recognized a $67,660 investment loss from our 49% equity investment in Beyond E-Tech, Inc., a Texas corporation recently organized to engage in distributing cellular telephones in the United States.  The acquisition has been recorded as an “investment in unconsolidated entity” on our balance sheet, and our participation in that business will be accounted for through the equity method.  Because Beyond E-Tech incurred a net loss of $138,082 in the six months ended June 30, 2009, the value of our investment was reduced on our balance sheet by 49% of that sum – i.e. $67,660 – and we incurred “equity loss” in that amount.

Our acquisition of Wuxi ZQ in May 2009 resulted in a $9,909,320 gain on bargain purchase.   This occurred because the fair value of the net assets of Wuxi ZQ was $19,779,320, but the 3,000,000 common shares that we paid to acquire Wuxi ZQ had a market value of only $9,870,000.  We recorded the $9,909,320 difference as “other income” in accordance with SFAS 141R.

The Company’s revenue less expenses produced pre-tax income of $12,139,577 and $16,342,356 for the three and six months ended June 30, 2009 respectively, representing increases of $6,738,794 and $6,463,650 from the same period of 2008. In the three and six months ended June 30 2009, domestic (U.S.) pre-tax losses were $1,371,916 and $2,036,338 respectively; foreign (China) pre-tax incomes were $681,211 and $1,283,693. The deferred income tax because of gain on bargain purchase for the three and six months were $3,468,262. As a result of Chinese tax laws that reward foreign investment in China, currently and through 2010, ZQ Power-Tech is entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  After taxes of $4,149,473 and $4,751,956 realized in the three and six months ended June 30 2009, our net incomes were $7,990,104 and $11,590,401 respectively, representing 70.9% and 36.0% increases over the same periods of 2008.

Liquidity and Capital Resources

At June 30, 2009 the Company had a working capital balance of $55,637,274, an improvement from our working capital balance of $49,991,602 at December 31, 2008. From the cash reserve perspective, we had $45,036,543cash on hand, significantly higher than the cash balance of $32,746,155 at December 31, 2008. The primary reason for the improvement in working capital and cash on hand was the preferred stock placement we completed in June 2009. With the sufficient cash available, we believe we are able to not only fund the current debt obligations, but also further expand our operations.

ZQ Power-Tech and Wuxi ZQ have sufficient liquidity to fund their near-term operations and to fund the working capital demands of future expansion. If we determine that additional funds are needed for other attractive growth opportunities or for the full implementation of our long term expansion plans for Wuxi ZQ, we have available over $16 million in property, plant and equipment, which ZQ Power-Tech owns free of liens, for potential collateral loans. On August 3, 2009 our backlog of firm orders was over $73 million.  Based on that backlog of orders, we believe that secured financing will be available on favorable terms if needed.

Given the financial resources available to the Company, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

None.

Item 1A.         Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sale of Equity Securities

Previously reported in Current Report on Form 8-K dated June 1, 2009 and filed on June 2, 2009, and in Current Report on Form 8-K dated June 17, 2009 and filed on June 23, 2009.

(c)	Repurchase of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its common stock during the 2nd quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 1, 2009- April 30, 2009	0	N.A.	0	3,805,419
May 1, 2009 – May 31, 2009	0	N.A.	0	3,805,419
June 1, 2009 – June 30, 2009	0	N.A.	0	3,805,419
Total	0	N.A.	0	3,805,419

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

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on June 25, 2009.  At the meeting, the Shareholders took the following action:

The following individuals, each of whom previously served on the Board, were elected to serve as members of the Board of Directors:

	Votes For	Votes Against	Withheld
Zhiguo Fu	47,559,214	__	280,582
Guohua Wan	47,577,698	__	262,098
Hongjun Si	47,575,658	__	264,138
Guopeng Gao	47,572,844	__	266,952
Liqui Bai	47,572,728	__	267,068
John McFadden	47,591,730	__	248,066
Yulin Hao	47,608,855	__	230,941
Ning Li	47,616,353	__	223,443
Shaoqiu Xia	47,615,578	__	224,218
Shiyan Yang	47,616,353	__	223,443
Cosimo Patti	47,592,535	__	247,261

A proposal to amend the Certificate of Incorporation to increase the authorized common stock to 150,000,000 shares was approved by the following vote:

Votes For	Votes Against	Withheld
444,154,966	3,333,680	351,192

A proposal to approve the Advanced Battery Technologies Inc. 2009 Equity Incentive Plan was approved by the following vote:

Votes For	Votes Against	Withheld
17,640,578	3,668,465	111,024

Item 5.        Other Information.

None.

Item 6.        Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BATTERY TECHNOLOGIES, INC.

Date: August 10, 2009	By: /s/ Zhiguo Fu
Name: Zhiguo Fu
Title: Chief Executive Officer

Date: August 10, 2009	By: /s/ Guohua Wan
Name: Guohua Wan
Title: Chief Financial Officer