Form 10-Q
period 2009-09-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2009-11-09
CIK 745651

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

Yes  X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes        No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer      Accelerated filer  X  Non-accelerated filer     Small reporting company__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes       No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 9, 2009
Common Voting Stock: 66,904,092

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$33,839,657	$32,746,155
Accounts receivable, net	22,984,388	14,708,078
Inventories, net	6,144,293	1,748,115
Loan receivable,net	1,622,417	1,600,000
Other receivables	1,334,800	240,726
Advance to suppliers,net	4,550,827	246,163
Total Current Assets	70,476,382	51,289,237

Property, plant and equipment, net of accumulated depreciation of $9,856,869
as of September 30, 2009 and $2,803,788 as of December 31, 2008	47,161,776	16,635,843
Total Fixed Assets	47,161,776	16,635,843

Other assets:
Construction in progress
Investment in unconsolidated entity	975,079	1,037,550
Investment advance	-	3,000,000
Deposit for long-term assets	1,399,130	1,748,363
Intangible assets, net	14,546,530	1,548,158
Goodwill	2,487,185	2,487,080
Other assets	47,975	6,000
Total other assets	19,455,899	9,827,151

Total Assets	$137,094,057	$77,752,231

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loan	$7,333,674	$-
Accounts payable	2,686,256	415,850
Advance from Customers	522,843	80,479
Accrued expenses and other payables	1,793,834	784,070
Loan from officers	-	17,236
Tax payable	1,232,245	-
Total Current Liabilities	13,568,852	1,297,635

Long term liabilities:
Deferred tax liability	3,468,262	-

Total Liabilities	17,037,114	1,297,635

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 face value, 5,000,000 shares authorized;
500 shares issued and 500 shares outstanding as of September 30, 2009
and 0 shares issued and outstanding as of December 31, 2008	$1	$-
Common stock, $0.001 par value, 150,000,000 shares authorized;
62,311,947 shares issued and 62,117,366 shares outstanding as of September 30, 2009
and 54,781,577 shares issued and 54,662,067 shares outstanding as of December 31, 2008	62,312	54,782
Additional paid-in-capital	66,740,056	39,289,991
Accumulated other comprehensive income	5,954,537	6,012,475
Retained earnings	47,799,528	31,393,050
Less: Cost of treasury stock (194,581 and 119,510 shares as of September 30,2009 and December 31, 2008 )	(499,490)	(295,702)
Total Stockholders' Equity	120,056,943	76,454,596

Total Liabilities and Stockholders' Equity	$137,094,057	$77,752,231

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For Three-month ended September 30,		For Nine-month ended September 30,
	2009	2008	2009	2008

Revenues	$17,714,278	$12,662,585	$42,171,598	$34,442,838

Cost of Goods Sold	10,087,228	6,776,437	23,197,017	17,542,233

Gross Profit	7,627,050	5,886,148	18,974,580	16,900,605

Operating Expenses
Research & Development expenses	118,764	-	307,236	-
Selling, general and administrative	2,264,173	795,336	6,900,571	1,947,200

Operating income	5,244,112	5,090,812	11,766,773	14,953,405

Other Income (Expenses)
Interest income	76,841	51,925	247,387	68,037
Interest (expense)	(120,417)	-	(326,636)	-
Equity income (loss) from unconsolidated entity	5,190	-	(62,470)	-
Gain on bargain purchase	-	-	9,909,320	-
Forgiveness of debt	336,849	-	336,849	-
Other income (expenses)	(160)	-	13,548	-
Total other income (expenses)	298,302	51,925	10,117,997	68,037

Income Before Income Taxes	5,542,414	5,142,737	21,884,770	15,021,442

Provision for Income Taxes (Benefit)
Income tax-Current	726,337	770,777	2,010,030	2,125,733
Income tax-Deferred	-	-	3,468,262	-

Net income	$4,816,077	$4,371,960	$16,406,478	$12,895,709

Other Comprehensive Income
Foreign currency translation gain (loss)	(28,402)	539,959	(57,938)	3,174,659

Comprehensive Income	$4,787,675	$4,911,919	$16,348,539	$16,070,368

Earnings per share
Basic	$0.09	$0.10	$0.33	$0.30
Diluted	$0.08	$0.08	$0.28	$0.25

Weighted average number of common shares outstanding
Basic	52,970,305	44,349,487	49,676,366	42,456,824
Diluted	61,342,040	52,527,987	57,974,862	50,635,324

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008

Cash Flows From Operating Activities:
Net income	$16,406,478	$12,895,709
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Gain on bargain purchase	(9,909,320)	-
Deferred income tax	3,468,262	-
Depreciation and amortization	1,763,076	662,575
Amortization of deferred consulting expenses	108,468	262,781
Amortization of stock based compensation expense	1,346,769	439,844
Equity loss of unconsolidated entity	62,470	-
Provision for doubtful accounts and inventory valuation allowance	982,866	-
Forgiveness of debt	(336,849)

Changes in operating assets and liabilities:
Accounts receivable	(6,880,935)	2,835,964
Inventories	(2,712,891)	(313,311)
Other receivable & prepayments	(4,299,473)	(954,006)
Accounts payable, accrued expenses and other payables	(5,995,661)	1,633,906
Advance from Customer	(872,575)	47,994
Tax payable	883,471	-
Loan receivable	-	(1,600,000)

Net cash provided by (used in) operating activities	(5,985,843)	15,911,456

Cash Flows From Investing Activities:
Deposit for long-term assets	(1,360,130)	-
Purchase of property, plant and equipment	710,261	(126,451)
Cash acquried from subsidiary	837,564	-
Payment made on investment advance	-	(200,000)
Acquistion of Construction in process	(9,003,299)	-

Net cash used in investing activities	(8,815,605)	(326,451)

Cash Flows From Financing Activities
Purchase of treasury stock	(203,788)	-
Repayments of notes payable	-	(411,263)
Proceeds from equity financing	16,091,868	20,356,480
Proceeds from officer loan	-	485,343
Repayment of officer loan	(13,143)	-

Net cash provided by financing activities	15,874,937	20,430,560

Effect of exchange rate changes on cash and cash equivalents	20,013	1,919,453

Increase in cash and cash equivalents	1,093,502	37,935,018

Cash and Cash Equivalents - Beginning of period	32,746,155	2,704,823

Cash and Cash Equivalents - End of period	$33,839,657	$40,639,841

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$277,895	$-
Income taxes	$1,083,556	$2,183,516

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for incentive stock-based compensation	$1,119,650	$139,403
Common stock issued for acquisition of Wuxi ZQ	$9,870,000	$-
Options issued to executives for services	$777,660	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2008 Form 10-K.

2. SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income.

Principles of consolidation

The consolidated financial statements for the nine months ended September 30, 2009 and 2008 include the accounts of Advanced Battery Technologies, Inc. (the “Company” or “ABAT”) and its wholly-owned subsidiaries, Cashtech Inc. and Harbin Zhongqiang Power-Tech Co., Ltd. (“Harbin ZQPT”).  The consolidated financial statements for the nine months ended September 30, 2009 also include the accounts of ABAT’s newly acquired subsidiary, Wuxi Zhongqing  Autocycle Co., Ltd. (“Wuxi ZQ”), for the period from May 4, 2009 through September 30, 2009. (See Note 18). All significant inter-company balances and transactions have been eliminated in consolidation.

In addition, the consolidated financial statements for the nine months ended September 30, 2009 and 2008 also include the accounts of Heilongjiang Zhongqiang Power-Tech Co., Ltd. (“Heilongjiang ZQPT”).  Harbin ZQPT managed the operations of Heilongjiang ZQPT pursuant to a set of agreements that transferred all of the benefits and all of the responsibilities for the operations of Heilongjiang ZQPT to Harbin ZQPT.  Pursuant to the principles set forth in ASC 810, Heilongjiang ZQPT was a variable interest entity with respect to Harbin ZQPT, as a result of which its accounts were consolidated with the financial statements of Harbin ZQPT.  Both Harbin ZQPT and Heilongjiang ZQPT are collectively referred to as "ZQPT" herein.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Subsequent Events

The Company has evaluated subsequent events that have occurred through November 09, 2009, the date of this financial statement issuance (see note 24).

Acquisitions

The purchase method of accounting is used to account for the acquisition by the Company. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the Group’s share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of revenues in the Company’s Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2009.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance. The allowance for accounts receivable is $500,601and $16,506 as of September 30, 2009 and December, 31 2008, respectively.

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

The Company sells its products to the customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The company makes custom products based on sales agreements, so no returns are allowed. The Company warrants the product only in the event of defects for one year from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the nine months ended September 30, 2009 and 2008, no such returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Prepaid consulting services

Prepaid consulting services represent the aggregate fair value of the Company's common stock issued in return for the consulting services provided by certain consultants to the Company. The fair value is determined by reference to the closing price of the Company's common stock as quoted on NASDAQ or other US stock exchanges at the date of issuance. The prepaid expenses are amortized on a straight-line basis over the respective terms of the service periods. Amortization of prepaid consulting services for the nine months ended September 30, 2009 and 2008 was $108,468 and $260,104, respectively.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of September 30, 2009, most of the Company's cash and cash equivalents were held by major banks located in the PRC and United States which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and without requiring collateral. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

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

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of ASC 350, “Goodwill and Other Intangible Assets.” Under ASC 350, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of ASC 718, “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted ASC 718 using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated.

Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company has not granted any stock options and, accordingly, no compensation expense related to options was recognized prior to the adoption of ASC 718.

Both prior to and subsequent to December 31, 2005, the Company determined the fair value of each stock award to be equal to the quoted market price for the Company’s common stock on the date of the award.

Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 10.86 years, based on the terms of the employment agreements under which the stock was awarded. The expense related to the vesting of unearned compensation was $763,524 and $439,844 for nine months ended September 30, 2009 and 2008, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and development costs

Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of goods sold. Research and development expense was $307,236 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

Income Tax

The Company utilizes ASC 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has provided a 100% valuation allowance at September 30, 2009 for the temporary difference related to loss carry-forwards and stock-based compensation.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the ASC 260, “Earnings per share.” Basic net earnings per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of ASC 810 is not expected to have a material impact on the Company’s results of operations or financial position.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position.

3. INVENTORIES

	September 30, 2009	December 31, 2008
Raw Materials	$3,311,522	$839,546
Work-in-process	1,215,888	638,745
Finished goods	1,664,538	317,479
	6,191,948	1,795,770
Less allowance	(47,657)	(47,655)
	$6,144,291	$1,748,115

The accumulated allowance for inventories was $47,657 as of September 30, 2009 and December 31, 2008. No allowance for inventories was made for the nine months ended September 30, 2009 and 2008.

4. LOAN RECEIVABLE

The Company loaned to a non-related company, Harbin Jinhuida Investment Consulting Limited, the amount of $1,600,000 for one year term from October 30, 2008 to October 29, 2009 at a fixed interest rate of 10% per annum. On October 30, 2009, the Company renewed the loan contract for another one year at the same fixed interest rate of 10% per annum. The principal plus interest will be repaid upon maturity. The Company accrued interest income of $120,000 for the nine months ended September 30, 2009 as a result of this transaction.

Wuxi ZQ occasionally provides loans to other non-related companies and individuals in the normal course of business. These loans are free of interest and due upon demand. As of June 30, 2009, the Wuxi had outstanding loans of $687,038.

The allowance for loan receivable was $664,621 and -0- as of September 30, 2009 and December, 31 2008, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

5.  OTHER RECEIVABLES

Other receivables generally consist of advances to employee, interest receivable, and miscellaneous receivables.  Included in other receivables as of September 30, 3009 was $890,000 that was wire transferred by the Company’s subsidiary, Cashtech Inc, to Wuxi ZQ on September 21, 2009.  Wuxi ZQ’s bank had not yet released the funds to Wuxi ZQ due to pending procedures required by PRC foreign exchange control practice.

The Company has full oversight and control over the advanced accounts and foreign exchange account. Therefore, no allowance is considered necessary.

6.   ADVANCES TO VENDORS

The Company makes advances to certain vendors for inventory and equipment purchases. The advances to vendors were $5,913,939 and $246,163 as of September 30, 2009 and December 31, 2008, respectively. The allowances for advances to vendors were $1,363,112 and $-0- as of September 30, 2009 and December, 31 2008, respectively.

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Building and improvements	$34,053,581	$12,397,349
Machinery and equipment	14,744,133	3,698,917
Motor Vehicles	540,529	217,236
	49,338,243	16,313,502
less: Accumulated Depreciation	(9,856,869)	(2,803,788)
Construction in Progress	7,680,402	3,126,130
Total property, plant and equipment, net	$47,161,776	$16,635,843

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $1,394,130 and $594,380, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  Construction in progress totaled $7,680,402 and $3,126,130 as of September 30, 2009 and December 31, 2008, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

8. INVESTMENT IN UNCONSOLIDATED ENTITY

In the fourth quarter of 2008, the Company entered into an equity investment agreement (“Agreement”) with Beyond E-Tech, Inc (BET) to acquire 49% of issued and outstanding capital stock of BET for a total payment of $1,500,000. The Company made the payment in full as of September 30, 2009. BET is a newly-organized company that imports and distributes cell phones in the United States.  Pursuant to the Agreement, during any period of time when the Company is a shareholder of BET, BET shall exclusively market products for resale that use ABAT’s rechargeable polymer lithium-ion batteries.

The Company has a significant influence on BET and therefore uses the equity method to account for the investment in BET. According to the Agreement, the Company has significant influence over the operating and financial policies of BET, including a right of approval of its operating budget, veto power over large capital expenses, and other management controls. Net loss on this investment using equity method was $62,470 for the nine months ended September 30, 2009.

The Company uses its best estimate of future cash flows expected to result from the use of this asset in accordance with ASC 820. There was $371,743 impairment loss recognized on this investment for the year ended December 31, 2008 because the estimated future undiscounted net cash flows related to this investment were less than the carrying amount.

9. DEPOSIT FOR LONG-TERM ASSETS

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2009. As of September 30, 2009, the Company made down payments in the total amount of $1,399,130 on those long-term assets. The Company expects to pay the remaining contract amount of approximately $6,132,907 by the end of 2010. The deposit will be reclassified to the respective accounts under the fixed assets upon delivery and transfer of legal titles.

10. INTANGIBLE ASSETS

Intangible assets consist of land use rights, patents and marketing network resource. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land and the power line underneath. The Company leases two pieces of land per real estate contract from the PRC Government for a period from August 2003 to September 2043, on which the office and production facilities of ZQPT are situated. In addition, the Company also leases two pieces of land from the PRC Government for a period from July 2003 to July 2053 and from September 2002 to June 2057 respectively, on which the office and production facilities of Wuxi ZQ are situated. The Company leases the power lines from the local government for a period from July 2003 to July 2013.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

10. INTANGIBLE ASSETS (Continued)

Rights to use land and power and patent right are stated at fair market value less accumulated amortization. The Company amortizes the patents over a 3-10 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of September 30, 2009, no impairment of intangible assets has been recorded.

In May 2009, the Company acquired Wuxi ZQ’s intangible assets consisting of the land use rights, patents and marketing network resources which are amortized using the straight line method over their respective lives. The fair market value of the acquired intangible assets was $13,372,548, including $12,039,252 of the rights to use land, $332,098 of the patents and $1,000,038 of the marketing network resources.

Net intangible assets at September 30, 2009 and December 31, 2008 were as follows:
	September 30, 2009	December 31, 2008
Rights to use land and power	$13,857,129	$1,024,225
Patents	1,230,360	901,076
Marketing network resource	1,000,038	-
	16,087,527	1,925,301
Less: accumulated amortization	(1,540,997)	(377,143)

	$14,546,530	$1,548,158

Amortization expense was $368,946 and $68,195 for the nine months ended September 30, 2009 and 2008, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

10. INTANGIBLE ASSETS (Continued)

Based upon current assumptions, the Company expects that its intangible assets will be amortized over the next five years according to the following schedule:

As of September 30,
2010	$788,545
2011	788,545
2012	640,948
2013	434,311
2014	430,617
Thereafter	11,463,563
$14,546,530

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

12. SHORT TERM BANK LOANS

The short-term loans include the following at September 30, 2009:

a) Loan payable to Huaxia Bank
term from 01/01/08 to 09/21/08,
at a fixed interest rate of 0.5475% per month	$2,929,909

b) Loan payable to Huaxia Bank
term from 01/01/08 to 09/21/08,
at a fixed interest rate of 0.6225% per month	4,394,864

Total	$7,324,773

The short-term bank loans are secured by the plant, equipments and land use right of Wuxi ZQ. As of September 30, 2009, both loans are past due. The Company was negotiating with the bank to renew the loans. The bank increased the interest rate to 0.809% per month for both loans. As of the date of this report, the loans are still outstanding and past due.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of September 30, 2009, and changes for the nine months ended September 30, 2009, is presented below:

Unearned stock compensation as of January 1, 2009	$2,103,694
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(199,320)

Unearned stock compensation as of September 30, 2009	$1,904,374

In addition, the compensation cost capitalized as an offset to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $332,084. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months, and the unearned stock compensation will be amortized as expense over the respective terms of the contracts. The amortization for the nine months ended September 30, 2009 and 2008 was $108,468 and $262,781, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

14. STOCK-BASED COMPENSATION (Continued)

The following table shows the amortization of the unearned stock compensation relating to consulting contracts:

As of September 30	Amortization
2010	$116,375
2011	116,375
2012	81,933
2013	9,121
$323,804

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

14. STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of September 30, 2009 is presented below:

Unearned stock compensation as of January 1, 2009	$3,634,101
Unearned stock compensation granted	1,196,050
Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(564,204)
Unearned stock compensation as of September 30, 2009	$4,265,947

15. INCOME TAXES

Under the Income Tax Laws of the PRC, the Company is generally subject to tax at a statutory rate of 25% and was, until January 2008, subject to tax at a statutory rate of 33% (30% state income taxes plus 3% local income taxes) on its taxable income. However, ZQPT is located in a specially designated technology zone which  allows foreign-invested enterprises a five-year income tax holiday.  ZQPT enjoyed a two-year tax exemption through December 31, 2007, and enjoys an additional 50% income tax reduction from January 1, 2008 to December 31, 2010.

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

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Nine Months
	Ended September 30,
	2009	2008
U.S. statutory income tax rate	35.0%	35.0%
Foreign income not recognized in the U.S	(35.0%)	(35.0%)
China Statutory income tax rates	25.0%	25.0%
China income tax exemption	(9.3%)	(12.5%)
Other items (a)	9.3%	1.7%
Effective consolidated income tax rate	25.0%	14.2%

(a) The 9.30% represents $3,244,423 expenses incurred by the Company’s US office and $9,909,320 gain on bargain purchase to Wuxi ZQ that are not subject to PRC income tax for the nine months ended September 30, 2009. The 1.7% represents $664,878 of expenses incurred by the Company’s US office that are not subject to PRC income tax for the nine months ended September 30, 2008.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

15. INCOME TAXES (Continued)

The estimated tax savings as a result of our tax holidays for the nine months ended September 30, 2009 and 2008 amounted to $2,181,377 and $3,131,772, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the nine months ended September 30, 2009 and 2008 from $0.33 to $0.29 and from $0.30 to $0.23, respectively.

The Company was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for the nine months ended September 30, 2009 and 2008. The net operating loss carry forwards , including amortization of share-based compensation, for United States income tax purposes amounted to $2,936,410 and $1,367,503 for the nine months ended September 30, 2009 and 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2028. In addition, as a result of acquisition of Wuxi ZQ on May 4, 2009, there are net operating loss carry-forwards of $681,626 from Wuxi ZQ that may be available to reduce future years’ taxable income in China and those loss carry-forwards will expire in 2013. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2009 for the temporary difference related to loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances for the nine months ended September 30, 2009 and 2008 were $1,198,150 and $478,626, respectively.

16. EARNINGS PER SHARE

Earnings per share for the nine months period ended September 30, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with ASC 260, “Earnings Per Share.”

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

16. EARNINGS PER SHARE (Continued)

The following demonstrates the calculation for earnings per share for the nine months ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic earnings per share

Net Income	$4,816,077	$4,371,960	$16,406,478	$12,895,709

Weighted average number of common shares outstanding-Basic	52,970,305	44,349,487	49,676,366	42,456,824

Earnings per share-Basic	$0.09	$0.10	$0.33	$0.30

Diluted earnings per share

Net Income	$4,816,077	$4,371,960	$16,406,478	$12,895,709

Weighted average number of common shares outstanding-Basic	52,970,305	44,349,487	49,676,366	42,456,824
Effect of conversion of preferred stock	131,926	-	58,688	-
Effect of exercise of options and warrants	602,309	-	602,309	-
Effect of diluted securities-unvested shares	7,637,500	8,178,500	7,637,500	8,178,500
Weighted average number of common shares outstanding-Diluted	61,342,040	52,527,987	57,974,862	50,635,324

Earnings per share-Diluted	$0.08	$0.08	$0.28	$0.25

As of September 30, 2009 and 2008, the Company had unvested stock awards of 7,637,500 and 8,178,500, respectively, under the 2004 and 2006 equity plans. All unvested stock awards were included in the diluted earnings per share calculation as they are dilutive.

At September 30, 2009 and 2008, the Company had outstanding warrants of 9,175,725 and 2,592,945, respectively.  For the three and nine months ended September 30, 2009, 4,388,520 outstanding warrants and 340,000 outstanding options, with an exercise price below the market price during the nine months ended September 30, 2009, were included in the diluted earnings per share calculation as they are dilutive. Additionally, 500 shares of preferred stock were also included in the diluted earnings per share calculation.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

17. STOCKHOLDERS’ EQUITY

1)	Issuance of Preferred Stock

On June 1 and June 15, 2009, the Company issued a total of 17,000 shares of preferred stock, consisting of 10,000 shares of Series E preferred stock (“Series E”) and 7,000 shares of Series F preferred stock (“Series F”), to several accredited investors. The aggregate purchase price for the securities was $17,000,000 and the preferred stock can be converted into a total of 4,388,522 shares of common stock of the Company. Each Preferred Share is entitled to a preferential payment of $1,000 in the event of a liquidation of Advanced Battery Technologies. From the proceeds of the offering, the Company paid a fee of $850,000 to Rodman & Renshaw, LLC, which acted as the placement agent for the offering.  The Company also reimbursed Rodman & Renshaw, LLC for its out-of-pocket expenses totaling $58,132, and issued to Rodman & Renshaw, LLC warrants to purchase 219,426 shares of common stock.  The Company realized net proceeds of $16,091,868 from the offering.

During the third quarter of 2009, 16,500 shares of the convertible preferred stock were converted into 4,256,595 shares of common stock. As of September 30, 2009, there were 500 shares of the preferred stock outstanding.

2)	Issuance of Common Stock

In January 2009, according to a five-year employment contract, the company issued 40,000 shares to one employee and there are 160,000 shares remaining to be issued to him in the following four years.

In March 2009, the company issued 24,775 shares to two audit committee directors for one-year service as stock compensation.

On May 4, 2009, the Company issued 3,000,000 common stocks in exchange for the 100% equity interest in Wuxi ZQ. The acquisition was completed on the same day.

On August 24, 2009, the Company issued 209,000 shares to 63 employees for one-year service as incentive stock compensation according to its 2006 equity plan.

During the third quarter of 2009, 16,500 shares of the convertible preferred stock were converted into 4,256,595 common stock.

On December 8, 2008, the Board of Directors approved a stock repurchase program. The Company repurchased 194,581 shares as treasury stock as of September 30, 2009.

As a result of these transactions, there are 62,311,947 shares of common stock issued and 62,117,366 shares outstanding as of September 30, 2009.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

17. STOCKHOLDERS’ EQUITY (Continued)

3)	Stock Options

For the nine months ended September 30, 2009, the Company issued 340,000 stock options in connection with the services rendered by the Company’s senior executives and recorded total stock option compensation expenses of $583,246 for the nine months ended September30, 2009. Of the total value of the options granted, $194,415 has not yet been recognized and will be amortized over the requisite service periods.

The following table summarizes the stock option activities of the Company:

	Option	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, December 31, 2008	-	-	-	-
Granted	340,000	$2.66	0.25	$571,200
Forfeited	-			-
Exercised	-			-
Outstanding, September 30, 2009	340,000	$2.66	$0.25	$571,200

4)	Stock Warrants

August 2008 Offering

On August 8 and August 15, 2008, in connection with an offering of common stock, the Company issued warrants to purchase a total of 2,276,474 shares of common stock  to eight accredited institutional funds.  The Company also issued to Rodman & Renshaw, LLC warrants to purchase 316,471 shares of common stock.  All the Warrants issued in August 2008 offering permit the holders to purchase common stock from Advanced Battery Technologies for a price of $5.51 per share.  The Warrants expire in five years.

June 2009 Offering

On June 1 and June 15, 2009, in connection with an offering of preferred stock, the Company issued warrants to purchase a total of 7,679,914 shares of common stock of the Company for prices ranging from $3.79 to $5.68 per share.  The warrants issued in the June 2009 offering consist of:

Series A Warrants

Series A Common Stock Purchase Warrants permit the holder to purchase 1,187,334 shares of ABAT’s common stock for $4.92 per share at any time before November 27, 2014 and 875,000 shares of ABAT’s common stock for the same price at any time before December 12, 2014.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

17. STOCKHOLDERS’ EQUITY (Continued)

Series B Warrants

Series B Common Stock Purchase Warrants permit the holder to purchase 2,638,520 shares of ABAT’s common stock for $3.79 per share at any time before November 27, 2009 and 1,750,000 shares of ABAT’s common stock for $4.00 per share any time before December 9, 2009.   Advanced Battery Technologies can force the holders to exercise the Series B Warrants under certain circumstances.

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

Following is a summary of the status of warrants activities as of September 30, 2009:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, January 1, 2009	2,592,945	$5.51	4.08	$-
Granted	6,582,780	4.44	1.85	-
Forfeited	-			-
Exercised	-			-
Outstanding, September 30, 2009	9,175,725	$4.74	$2.48	$-

Both Investor Warrants and Placement Agent Warrants meet the conditions for equity classification pursuant to ASC 815 “Accounting for Derivatives” and ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and included in the Additional Paid-in Capital.

For the August 2008 offering, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 91.52%, Risk free interest rate 3.21% for August 8, 2008 Placement and 3.11% for August, 15, 2008 Placement, and Expected term of 5 years. The fair value of those warrants at the grant date was calculated at $8,709,964.

For the June 2009 offering, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 91.50%; Risk free interest rate: 2.55% and 0.29% for Series A and Series B&C warrants, respectively with respect to June 1, 2009 issuance and  2.69% and 0.31% for Series A and Series B&C warrants, respectively with respect to June 15, 2009 issuance; Expected term: 5.5 years for Series A Warrant  and 0.5 years for Series B&C warrants. The fair value of those warrants at the grant date was calculated at $12,176,507.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

18.  ACQUISITION

Effective May 4, 2009, the Company, through its wholly-owned subsidiary, Cashtech, Inc., completed the acquisition of 100% ownership interest of Wuxi Angell Autocycle Co., Ltd., now known as Wuxi Zhongqiang Autocycle Co., Ltd. (“Wuxi ZQ”). The results of operations of Wuxi ZQ from May 4, 2009 to September 30, 2009 have been included in the Statement of Operations of the Company for the three and nine month periods ended September 30, 2009. Wuxi ZQ, at the time of the acquisition, was a manufacturer of electric bicycles, electric scooters and other battery-powered recreational vehicles. Wuxi ZQ also uses the batteries supplied by ZQPT, a consolidated entity of the Company.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded upon prior to the assessment of the fair value (in accordance with ASC 805) of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of revenues in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2009.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

19.  CONCENTRATION OF RISKS

Four (4) major customers accounted for approximately 44.8% of the net revenue for the nine months ended September 30, 2009, with each customer individually accounting for 21.4%, 10.0%, 6.8% and 6.6%, respectively. At September 30, 2009, the total receivable balance due from these customers was $5,504,761, representing 24.0% of total accounts receivable. Four (4) major customers accounted for 46.0% of the net revenue for the three months ended September 30, 2008. At September 30, 2008, the total receivable balance due from these customers was $7,136,652, representing 31.1% of total accounts receivable.

Four (4) major vendors provided approximately 60.0% of the Company’s purchases of raw materials for the nine months ended September 30, 2009, with each vendor individually accounting for 31.4%, 10.3%, 9.7% and 8.4%, respectively. The Company’s accounts payable to these vendors was $558,741 as of September 30, 2009, representing 20.8% of total accounts payable. Three (3) vendors provided around 38.2% of the Company’s purchase of raw materials for the three months ended September 30, 2008, with each vendor individually accounting for 16.2%, 12.0%, and 10.0%, respectively. The Company’s accounts payable to these vendors was $71,675 as of September 30, 2008.

20.  LITIGATION

On September 30, 2009, the Company was named as a defendant in an action filed in the United States District Court for the Southern District of New York. The action, brought by the Company’s Chief Technological Officer, Mr. Sui-yang Huang, alleges that based on his Employment Contract, he should have been paid certain additional stock benefits by November 30, 2008, and it demands approximately $1.25 million in damages. The Company believes that the alleged claim has no merit and is contesting the claim. As of the date of this report, the Company has not yet answered the complaint.

On July 21, 2009, the Company was named as one of the defendants in a lawsuit filed by Veken Scooters, Inc. in the Circuit Court of Cook County, Illinois.  Veken Scooters, Inc. alleges that ABAT breached the agreement to pay $137,000 relating to certain allegedly defective scooters.The Company has answered the complaint and  denied having any liability to Veken Scooters, Inc.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

20.  LITIGATION (Continued)

In September 2008, Susquehanna Financial Group, LLLP (“SFG”) commenced an action against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania.  SFG alleges that it was a party to two contracts with the Company, pursuant to which SFG alleges that it was entitled to serve as financial advisor with respect to any offering of securities by the Company completed prior to March 2009.  SFG alleges that the Company failed to afford SFG the opportunity to serve as its financial advisor in connection with the private placement by the Company in August 2008.  SFG alleges that it is entitled to damages in the amount of $1,359,872 and a warrant to purchase 81,882 share of the Company’s common stock exercisable at $8.00 per share.  The Company has answered the complaint and denied that SFG was entitled to serve as financial advisor in connection with the August 2008 private placement by reason of the fact that SFG had terminated its agreements with the Company and had waived any continuing rights under the contracts, and had acted in bad faith in connection with the services it undertook to perform for the Company. No court decision has been made on this case.

In September 2008, Jiansu Sanjiang Disheng Electric Machinery Co., Ltd. filed a lawsuit at Wuxi Sub-district Court of High-Tech Industrial Park, demanding specific performance of Wuxi Angell, now known as Wuxi ZQ for unpaid debts plus accrued interests. Wuxi ZQ was ordered to pay a total amount of RMB1,024,524 (approximately $150,665), in addition to the applicable court costs. As of September 30, 2009, Wuxi ZQ has not made any payments on this claim.

In September 2008, another action was filed against the Company by Jiande City Five Star Automobile Co., Ltd. in Wuxi Sub-district Court of High-Tech Industrial Park, seeking specific performance of Wuxi Angell, now known as Wuxi ZQ, for unpaid debts of RMB303,720 (approximately $44,665). A judgment order was issued against Wuxi ZQ for an immediate payment of the claimed amount plus court costs. As of September 30, 2009, the entire amount has not been paid by Wuxi ZQ.

In July 2008, an action was filed against the Company by Wuxi Longbiao Electronics Co., Ltd. in Wuxi Sub-district Court of High-Tech Industrial Park, seeking specific performance of Wuxi Angell, now known as Wuxi ZQ, for unpaid debts of RMB341,514 (approximately $50,222). A judgment order was issued against Wuxi ZQ for an immediate payment of the claimed amount plus court costs. As of September 30, 2009, the entire amount has not been paid by Wuxi ZQ.

In June 2008, an action was filed against the Company by Mr. Jinyu Zhu in Wuxi Sub-district Court of High-Tech Industrial Park, demanding the payment of unpaid debts of RMB1,000,000 (approximately $147,058) by Wuxi Angell, now known as Wuxi ZQ. A judgment order was issued against Wuxi ZQ for an immediate payment of the claimed amount plus court costs. As of September 30, 2009, the entire amount has not been paid by Wuxi ZQ.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

21. PRODUCT WARRANTY

The Company provides product warranty to its customers that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the nine months ended September 30 2009 and 2008, no product warranty reserve was  considered necessary.

22. COMMITMENTS AND CONTINGENCIES

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

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2009.  As of September 30, 2009, the Company made a total down payment of $1,399,130 on those long-term assets. The Company still has the commitment to pay the remaining contract amount of approximately $6,132,907 in 2009.

According to the five-year employment contract, the company issued 40,000 shares to one employee in January 2009 and there are 160,000 shares remaining to be issued to him in the following four years.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

23.  SEGMENT INFORMATION

The Company follows the provisions of ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker has been identified as the Chief Executive Officer.

The Company has two operating segments, which are batteries and electric vehicles segments.

The batteries segment develops, manufactures, and markets rechargeable Polymer Lithium-Ion (PLI) products.  The batteries segment includes the operation of ZQPT.

The electric vehicles segment develops and manufactures various types of electric vehicles through the operation of Wuxi ZQ. Wuxi ZQ owns three types of products listed in the E-Bike directory, with more than 20 different specifications, including electric bicycles, electric scooters, and various electric sports utility vehicles. Wuxi ZQ products are exported to the countries and regions in Europe, the United States and Asia.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

23.  SEGMENT INFORMATION (CONTINUED)

For the Nine Months Ended September 30, 2009	Batteries	Electric Vehicles	Inter-segment Elimination	Consolidated Total
Net Sales	35,050,747	10,346,916	(3,226,066)	42,171,598
Interest Income (expense)	243,894	(323,143)		(79,249)
Depreciation and Amortization	659,798	718,102	351,311	1,729,211
Segment assets	88,894,078	43,409,486		132,303,564
Segment net income (loss) before tax	14,152,977	(916,080)		13,236,898

	Batteries	Electric Vehicles	Inter-segment Elimination	Consolidated Total
For the Three Months Ended September 30, 2009
Net Sales	12,807,469	6,719,619	(1,812,810)	17,714,278
Interest Income (expense)	80,433	(124,009)		(43,576)
Depreciation and Amortization	276,792	387,494	210,788	875,074
Segment assets	88,894,078	43,409,486		132,303,564
Segment net income (loss) before tax	5,321,094	871,371		6,192,466

Reconciliation of segment incomes to consolidated incomes		For the Nine Months Ended September 30, 2009		For the Three Months Ended September 30, 2009
Total segment income		13,236,898		6,192,466
Elimination of intersegment profits		(1,261,448)		(650,052)
Gain on bargain purchase		9,909,320		-
Consolidated income before income taxes		21,884,770		5,542,414

Reconciliation of segment assets to consolidated assets		As of September 30, 2009
Total segment net assets		132,303,564
Elimination of intersegment receivables		(4,553,744)
Increased asset value not allocated to segments		9,344,237
Consolidated assets		137,094,057

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

24.  SUBSEQUENT EVENT

On October 5, 2009, the Company sold 4,592,145 shares of common stock and 1,377,644 common stock purchase warrants pursuant to a Securities Purchase Agreement made on September 30, 2009.  The aggregate purchase price for the securities was $19,000,001. Each Warrant will permit the holder to purchase one share of common stock from the Company for the price of $4.70 per share.  The Warrants will expire in five years from the date of the Agreement. The Company paid a fee of $950,000 to Rodman & Renshaw, LLC, which acted as the placement agent for the offering.  The Company also reimbursed Rodman & Renshaw, LLC for its out-of-pocket expenses, and issued to Rodman & Renshaw, LLC warrants to purchase 229,608 shares of common stock. The warrants issued to Rodman & Renshaw, LLC may be exercised for a price of $5.171875 per share for a period of five years.

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

Overview

               Near the end of 2004, ZQ Power-Tech obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang. Since 2004, the number of employees at our facility has increased from 300 to 851 as of September 30 2009.  The increase has occurred because we more than doubled our battery production capacity and we acquired an electric vehicle manufacturer in May 2009.

               In 2008 our battery production capacity was $45 million per year with two buildings (“A” and “B”) in full production.   As our revenues in 2008 reached $45 million and continue to grow, the need to outfit buildings “C” and “D” so as to double our production capacity became apparent.  Toward that end, during 2008 we completed an equity placement to obtain the capital necessary for the expansion. In July 2009, the two new production lines, “C” and “D”, became operational with automated equipment. In August 2009, we decided to upgrade the capacity of “A” and “B” with further investment in automated equipments.

               On April 28, 2009, the Company, through Cashtech, a wholly-owned subsidiary of ABAT, entered into a Share Purchase Agreement with the shareholders of Wuxi Angell Autocycle Co., Ltd. Pursuant to the Agreement, the Company acquired a 100% ownership interest in the registered capital of Wuxi Angell and issued three million shares of the Company’s common stock to the sellers. Immediately after the completion of acquisition on May 4, 2009, Wuxi Angell Autocycle Co. Ltd. was renamed as Wuxi Zhongqiang Autocycle Co., Ltd. (“Wuxi ZQ”).  In June and October 2009, in order to support the future growth of our newly acquired electric vehicle business and battery production, we completed additional equity placements, obtaining net proceeds of approximately $16,041,861 in June and $18,017,482 in October.

Results of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and nine months ended September 30, 2009 and 2008 respectively.

	For the Three Months Ended September 30,
	2009	2008	Change
			Amount	%
Revenues	$17,714,278	$12,662,585	$5,051,693	39.9%
Cost of Goods Sold	10,087,228	6,776,437	3,310,791	48.9%
Gross Profit	7,627,050	5,886,148	1,740,902	29.6%
Operating Expenses	2,382,938	795,336	1,587,602	199.6%
Operating Income	5,244,112	5,090,812	153,300	3.0%
Net Income	$4,816,077	$4,371,960	$444,117	10.2%

	For the Nine Months Ended September 30,
	2009	2008	Change
			Amount	%
Revenues	$42,171,598	$34,442,838	$7,728,760	22.4%
Cost of Goods Sold	23,197,017	17,542,233	5,654,784	32.2%
Gross Profit	18,974,581	16,900,605	2,073,976	12.3%
Operating Expenses	7,207,808	1,947,200	5,260,608	270.2%
Operating Income	11,766,773	14,953,405	(3,186,632)	-21.3%
Net Income	$16,406,478	$12,895,709	$3,510,769	27.2%

                Revenues

               We had total revenues of $17,714,278 for the three months ended September 30, 2009, an increase of $5,051,693 or 39.9%, compared to $12,662,585 for the three months ended September 30, 2008. The increase in revenues was primarily due to the contribution of sales from the electric vehicle business, which the Company acquired on May 4, 2009.

               For the nine months ended September 30, 2009 our revenue reached $42,171,598, an increase of $7,728,760 or 22.4% compared to $34,442,838 for the nine months ended September 30, 2008. The increase in revenues was primarily due to the contribution of sales from the electric vehicle business, which the Company acquired on May 4, 2009.

              Sales of batteries to Wuxi ZQ are included in our 2008 financial results and excluded from our 2009 financial results, since we acquired ownership of Wuxi ZQ in May 2009.  If sales to Wuxi ZQ are excluded from our 2008 results, our revenue from battery sales increased in the nine months ended September 30, 2009, compared to the same period in 2008.  The growth in our battery business has been accompanied by a reorientation in the relative importance of different battery sizes.  When we first entered the battery business in 2003 and during the following years, the bulk of our sales were small capacity batteries, primarily those used in consumer electronic devices.  Our growth, however, has been propelled by customers for our medium capacity batteries (used for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights, etc.) and large capacity batteries (used for electric sanitation vehicles, stationary applications, and other large scale battery applications). In the three and nine months ended September 30, 2009, the contribution of batteries in these categories as well as the contribution of electric vehicles to our total revenues was:

Three months ended September 30, 2009	Amount (US$)	% (of total revenue)
Small Capacity Battery	1,085,202	6.13%
Medium Capacity Battery	1,564,630	8.83%
Large Capacity Battery	3,270,765	18.46%
Miner's Lamp	5,074,095	28.64%
Electric Vehicle	6,719,586	37.93%
Total	17,714,278	100.00%

Nine months ended September 30, 2009	Amount (US$)	% (of total revenue)
Small Capacity Battery	3,323,184	7.88%
Medium Capacity Battery	7,976,003	18.91%
Large Capacity Battery	10,855,478	25.74%
Miner's Lamp	9,670,016	22.93%
Electric Vehicle	10,346,916	24.54%
Total	42,171,598	100.00%

              At October 30, 2009 we had a backlog of over $66.8 million for delivery throughout the next 12 months, including a battery backlog of approximately $55 million. Therefore we expect to expand on the level of operations that we achieved during 2008 and the first nine months of the current year.

             Gross Profit

             Our cost of revenues consists of the cost of raw materials, labor costs and production overhead. In the three months ended September 30, 2009, our revenue increased by 39.9% and our cost of goods sold increased by 48.9%, from $6,776,437 to $10,087,228, compared to the same period of 2008. This disparate growth in cost of sales is mainly attributable to the higher proportion of sales from lower margin products, i.e. electrical vehicles. The result of the growth in cost of goods sold was a deterioration in our gross margin from 46.5% in the three months ended September 30, 2008 to 43.1% in the same period of 2009.

            For the same reason, in the nine months ended September 30, 2009 our revenue increased by 22.4% and our cost of goods sold increased by 32.2%, from $17,542,233 to $23,197,017, compared to the same period of 2008.  The result was a deterioration in our gross margin from 49.1% in the nine months ended September 30, 2008 to 45.0% in the same period of 2009.

               Operating Expense

             The Company’s operating expenses increased by 199.6%, from $795,336 in the three months ended September 30, 2008 to $2,382,938 in the same period of 2009. The Company incurred operating expenses of $7,207,808 during the nine months ended September 30, 2009, an increase of $5,260,608 or approximately 270.2%, compared to $1,947,200 during the nine months ended September 30, 2008. These increases are primarily due to Wuxi ZQ’s high selling and administration expenses (approximately $3.1 million) after the acquisition on May 4 2009.  Wuxi ZQ’s administrative expenses included a bad debt allowance of approximately $980,000.  The Wuxi ZQ expenses also include satisfaction of approximately $1,200,000 in debts that were incurred in prior periods but were not previously recorded.  Our operating expenses also increased because our US office incurred higher administration expenses in the three and nine months ended September 30, 2009, including salaries, legal fee and marketing expense related to our financing and our annual meeting activities. The Company also recognized higher noncash stock and option compensation amortization expense in the three and nine months ended September 30, 2009. However, considering only the operating expenses in Heilongjiang ZQPT, our main battery production base in China, our operating expenses increased by approximately $0.23 and $0.49 million during the three and nine month periods ended September 30, 2009.  Those increases were mainly attributable to our expanded operation.

Included in our general and administrative expense during the three and nine months ended September 30, 2009 were  $540,344 and $1,455,238 attributable to amortization of the market value of stock and options that we granted to employees or consultants.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  The market value of the stock at the time it was issued is being amortized over the term of the employee’s or consultant’s services, thus:

·
 In the case of employees, the period of amortization is based on a vesting schedule included in the employees’ contracts.  The average vesting period for the employees is 10.6 years.  To date, only one employee of the Company who received stock awards has terminated employment; so the amortization has been proportional to that schedule.

·
 In the case of consultants, the period of amortization is based on the term of the consulting contracts, although amortization will be accelerated if the consulting relationship ceases.  Again, to date, the consultants who received stock have remained involved in the Company’s affairs, so there has been no acceleration of amortization.

At September 30, 2009 there remained $6,688,540 in unamortized stock compensation on the Company’s books.  The amortization of this sum will contribute to our operating expenses as described above.

In the three and nine months ended September 30 2009, we realized $43,576 and $79,249 in net interest expenses.  The $326,636that we incurred in interest on Wuxi ZQ’s $7,333,674 short-term bank loan was partially offset by $120,000 in the interest income due to our $1.6 million lending to a non-related company, Harbin Jinhuida Investment Consulting Limited, at an interest rate of 10% per annum, and by interest on our cash deposited in Chinese banks. Additionally, in the three and nine months ended September 30 2009, we recognized $336,849 income due to the forgiveness of interest payable on our existing short-term loans. Finally, for the nine months ended September 30 2009, we recognized a $62,470 investment loss from our 49% equity investment in Beyond E-Tech, Inc., a Texas corporation recently organized to engage in distributing cellular telephones in the United States.  The acquisition has been recorded as an “investment in unconsolidated entity” on our balance sheet, and our participation in that business will be accounted for through the equity method.  Because Beyond E-Tech incurred a net loss of $127,490 in the nine months ended September 30, 2009, the value of our investment was reduced on our balance sheet by 49% of that sum – i.e. $62,470 – and we incurred “equity loss” in that amount.

Our acquisition of Wuxi ZQ in May 2009 resulted in a $9,909,320 gain on bargain purchase.   This occurred because the fair value of the net assets of Wuxi ZQ was $19,779,320, but the 3,000,000 common shares that we paid to acquire Wuxi ZQ had a market value of only $9,870,000.  We recorded the $9,909,320 difference as “other income.”

Net Income

The Company’s revenue less expenses produced pre-tax income of $5,542,414 and $21,884,770 for the three and nine months ended September 30, 2009 respectively, representing increases of $399,677 and $6,863,328 from the same periods of 2008, respectively. In the three and nine months ended September 30 2009, domestic (U.S.) pre-tax losses were $759,549 and $2,795,887, respectively; foreign (China) pre-tax incomes were $6,301,963 and $24,680,657, respectively, which includes $9,909,320 gain on bargin purchase recognized in the second quarter of 2009.  The deferred income tax because of gain on bargain purchase for the three and nine months were $0 and $3,468,262, respectively. As a result of Chinese tax laws that reward foreign investment in China, currently and through 2010, ZQ Power-Tech is entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  After taxes of $726,337 and $5,478,292 realized in the three and nine months ended September 30 2009, our net income were $4,816,077 and $16,406,478, respectively, representing 10.2% and 27.2% increases over the same periods of 2008.

Liquidity and Capital Resources

At September 30, 2009 the Company had a working capital balance of $56,907,530, an improvement from our working capital balance of $49,991,602 at December 31, 2008. From the cash reserve perspective, we had $33,839,657 cash (including a $0.89 million other receivable from a PRC bank due to the local wire transfer practice), an increase from our cash balance of $32,746,155 at December 31, 2008. The primary reason for the improvement in working capital and cash was the preferred stock placement we completed in June 2009, partially offset by further investment in our facilities With the sufficient cash available, we believe we are able to fund the current debt obligations when due.

              Wuxi ZQ has a total of $7,324,773 in loans due to Huaxia Bank, currently bearing interest at 9.708% per annum.  Both loans are in default, and we are currently negotiating renewal. If those negotiations fail to yield a satisfactory result, however, we have sufficient cash available to us to enable us to satisfy the debts.  We have no other bank debt.

              ZQ Power-Tech and Wuxi ZQ have sufficient liquidity to fund their near-term operations and to fund the working capital demands of future expansion. If we determine that additional funds are needed for other attractive growth opportunities or for the full implementation of our long term expansion plans for Wuxi ZQ, we have available over $18 million in property, plant and equipment that ZQ Power-Tech owns free of liens, for potential collateral loans. On October 30, 2009 our backlog of firm orders was approximately $66.8 million.  Based on that backlog of orders, we believe that secured financing will be available on favorable terms if needed.

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

Our operating subsidiaries, ZQ Power-Tech and Wuxi ZQ, carry on business exclusively in Chinese Renminbi.  Therefore the Company does not have any derivative instruments or other financial instruments that are market risk sensitive.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

On September 30, 2009, an action titled “Sui-Yang Huang v. Advanced Battery Technologies, Inc.” was commenced in the United States District Court for the Southern District of New York. The plaintiff is the Company’s Chief Technological Officer.  The complaint alleges that the Company has breached its employment contract with Mr. Huang, and demands approximately $1.25 million in damages. The Company believes that the alleged claim has no merit and is contesting the claim. As of the date of this report, the Company has not yet answered the complaint.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

       (a)    Unregistered Sale of Equity Securities

On August 24, 2009 the Company issued 209,000 shares of common stock to 63 of its employees.  The shares were issued in consideration of services, and were valued at the market value on the date of grant.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.

   (c)    Repurchase of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its common stock during the 3rd quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
July 1, 2009- July 31, 2009	0	N.A.		3,805,419
August 1, 2009 – August 31, 2009	0	N.A.	0	3,805,419
Sept. 1, 2009 – Sept. 30, 2009	0	N.A.	0	3,805,419
Total	0	N.A.	0	3,805,419

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

ADVANCED BATTERY TECHNOLOGIES, INC.

Date: November 9, 2009	By: /s/ Zhiguo Fu
Name: Zhiguo Fu
Title: Chief Executive Officer

Date: November 9, 2009	By: /s/ Guohua Wan
Name: Guohua Wan
Title: Chief Financial Officer