Form 10-K
period 2009-12-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2010-03-30
CIK 745651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009.

                     OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 1-33726

ADVANCED BATTERY TECHNOLOGIES, INC,
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2497491
(State or other jurisdiction	(I.R.S. Employer ID Number)
of incorporation or organization)

15 West 39th Street, Suite 14A, New York, NY 10018
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 212-391-2752

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___ No ___

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer      Accelerated filer    X    Non-accelerated filer       Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of June 30, 2009, the last business day of the Registrant’s most recently completed second quarter, was $196,051,597, based on $4.03 per share, the closing price on that date.

As of March 29, 2010 the number of shares outstanding of the Registrant’s common stock was 68,586,531 shares, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:  The definitive proxy statement relating to the registrant’s 2010 Annual Meeting of Shareowners is incorporated by reference in Part III to the extent described therein.

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

PART 1

ITEM 1.                     BUSINESS

Advanced Battery Technologies, Inc. is a holding company with one direct subsidiary:   Cashtech Investment Limited, a British Virgin Islands corporation.  Cashtech Investment Limited is, in turn, a holding company with two subsidiaries:

•
Harbin ZhongQiang Power-Tech Co., Ltd., a China limited liability company (“Harbin ZQPT”).  Harbin ZQPT holds the government lease of the real property on which our battery operations are located.  Harbin ZQPT also manages the assets and operations of Heilongjiang ZhongQiang Power-Tech Co., Ltd., which is also a China limited liability company (“ZQ Power-Tech”) under a set of agreements between Harbin ZQPT and the registered owners of ZQ Power-Tech pursuant to which Harbin ZQPT receives all of the benefits and assumes all of the obligations of the business of ZQ Power-Tech.  ZQ Power-Tech is engaged in the business of manufacturing and distributing polymer lithium-ion batteries on the property leased to Harbin ZQPT.  We are in the process of transferring the assets and operations of ZQ Power-Tech to Harbin ZQPT, but have not yet obtained all of the necessary government approvals.

•
Wuxi ZhongQiang Autocycle Co., Ltd., a China limited liability company (“Wuxi ZQ”) that Cashtech Investment Limited acquired in May 2009.  Wuxi ZQ is engaged in the business of manufacturing and distributing electric vehicles that utilize batteries manufactured by ZQ Power-Tech.

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

At the present time, ZQ Power-Tech produces only one finished product.  This is a cordless miner’s lamp equipped with a rechargeable PLI battery.  ZQ Power-Tech has sold its miner’s lamps to an agency of the Chinese government for several years, but recently expanded its market to private industry.  In 2006 ZQ Power-Tech received an order from a Hong Kong-based mining company for 450,000 battery cells for mine lamps, to be delivered over a three year period.  As a result of the expanded marketing, ZQ Power-Tech has installed a production line dedicated to mine lamps, which has a production capacity of 100,000 lamps per year.  During 2009 the miner’s lamp business yielded $13,010,694 in revenue (20.5% of total revenue).

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

The development of ZQ Power-Tech’s vehicle battery technologies has opened the door for a variety of relationships, with the result that ZQ Power-Tech is developing a significant presence in the growing market for vehicle batteries.  The initial success of this venture was marked by a $21 million order to supply 3.7 volt PLI battery sets for electric cars manufactured by Aiyingsi Company of Taiwan.  After a period of cooperative development, shipments under that order were made to Aiyingsi commencing in 2006.

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

➢	In May 2009 ABAT acquired ownership of Wuxi Angell, giving it a captive market for its batteries as well as a dynamic presence in the growing market for electric and hybrid two-wheel vehicles.

➢
In October 2009 ZQ Power-Tech entered into a one-year $7.8 million contract to provide 48V/15Ah and 72V/50Ah polymer lithium-ion phosphate batteries to U Long Run Sheng Technology Co., Ltd., a leading distributor of power management systems to the electric vehicle industry.

ZQ Power-Tech:  Marketing

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

ZQ Power-Tech:  Environmental Regulation

ZQ Power-Tech’s operations produce no significant quantity of effluent or air-borne pollution.  Therefore ZQ Power-Tech does not incur any significant cost as a result of the environmental regulations of the Chinese government.

ZQ Power-Tech:  Intellectual Property

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

Since receiving its initial funding in 2003, ZQ Power Tech has consistently devoted substantial resources to the research and development activities necessary to assure that our polymer lithium-ion batteries remain the state of the art.  In 2007, for example, our research and development expenses totaled $383,871, as we developed a second-generation product line and explored the utilization of nanomaterials in our batteries.  In 2008, however, the growth of demand for our products focused our attention on expansion of our facilities.  Research and development expenses in 2008, therefore, were only $4,463, as our technical personnel were dedicated to the build-out of our assembly lines with new equipment.  In 2009, having completed the build-out, we renewed our focus on research and development, with an expenditure of $476,196.

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

Wuxi ZQ

In light of the rapid expansion of the market for battery-powered vehicles, in May 2009 the Company’s subsidiary, Cashtech Investment Limited, acquired all of the registered capital of Wuxi Angell Autocycle Co., Ltd. (“Wuxi ZQ”) in exchange for three million shares of ABAT common stock.  Since the acquisition, we have been engaged in integrating the operations of Wuxi ZQ with those of ZQ Power-Tech.  Although each subsidiary will continue to maintain its manufacturing operations at its existing location, we are rapidly developing systems for sharing the capabilities of the two companies with respect to technical design, marketing, production and human resources.

Wuxi ZQ is located in the City of Wuxi Economic and Technology Development Zone, in Jiangsu Province, about 100 kilometers west of Shanghai.  Since 2002, Wuxi ZQ has been engaged in the design, development, manufacture and marketing of electric- and hybrid-powered two wheel vehicles, as well as electric-powered agricultural transport vehicles and sport utility e-vehicles.  The prices of Wuxi ZQ vehicles range from $427 to $3471, with an average selling price of $957.  Wuxi ZQ markets not only complete vehicles but also components, including motors, electronic controls, meters and plastic parts.  Wuxi ZQ has developed a reputation for delivering vehicles that excel in both performance and style.  With low noise, easy maintenance and a stable drive, the Wuxi ZQ scooters and e-bicycles are designed to capture the opportunities presented by China’s recent emphasis on reducing air pollution and the degradation of China’s environment that has accompanied its rapid industrialization.

Before ABAT acquired Wuxi ZQ, Wuxi ZQ was a major customer of ZQ Power-Tech.  Beginning in 2008 Wuxi ZQ and ZQ Power-Tech cooperated in the development of a series of hybrid motorcycles that are outfitted with 48V/15Ah lithium-ion batteries.  A computerized control puts the motorcycle on electric-only drive at low speeds, then initiates the gas engine at higher speeds.  In testing by the China North Vehicle Research Institute, the hybrid motorcycles demonstrated 35 percent lower emissions than conventional gas-powered motorcycles, 20 percent increased fuel economy, and equivalent road performance.  The hybrid products were introduced at industry shows in the U.S. and Europe in early 2009.

Currently Wuxi ZQ has four production lines within its manufacturing facility, with the capability of expanding production in response to demand.  The production lines currently manufacture 20 types of vehicles, and each line is capable of manufacturing 100 vehicles per day.  Wuxi’s manufacturing operation has achieved certification under ISO9001:2000 standards, as well as certification under the standards of China’s industrial oversight agencies.

Wuxi ZQ:  Marketing

Wuxi ZQ markets its electric vehicles primarily through a network of distributors in selected locations worldwide.  Included among Wuxi ZQ’s distributors are:

•	Motoran Company, Turkey’s third largest two-wheeler importer, which is expected to purchase at least 1,500 scooters per month;
•	Floretti, a Netherlands-based distributor that is expected to distribute 5,000 of Wuxi ZQ’s lithium battery powered motorcycles in Europe in 2010; and
•	Ampere, a distributor based in India that is likewise expected to purchase 5,000 motorcycles for delivery in 2010.

Within the past year Wuxi ZQ has also signed orders of significant size for delivery electric vehicles to distributors in Indonesia, Denmark, Israel, Italy, Chile, Brazil and others.  Most of Wuxi ZQ’s products carry both EEC and DOT(EPA) certification.

In order to present itself as a viable participant in the movement toward “green” vehicles, Wuxi ZQ participates in industry shows and fairs throughout the world.  Within the past year, Wuxi ZQ has exhibited at IFMA Cologne, EICMA Milan, Dealer Expo 2009 in Indianapolis, the Canton Fair, and the China International Bicycle and Motor Fair, among others.

Wuxi ZQ:  Environmental Regulation

The operations of Wuxi ZQ are governed by both national and local environmental regulations.  During the period from November 2009 to February 2010, Wuxi installed an underground sewer in order to achieve compliance with a local environmental protection regulation.  The total cost of the sewer project was 4,684,830 RMB (approximately $685,000).  Wuxi ZQ has not had incurred any other significant expenditures in order to comply with environmental rules.

Wuxi ZQ:  Intellectual Property

Wuxi ZQ owns 14 patents issued by the government of China.  The patents cover inventions by Wuxi ZQ in the areas of e-scooter appearance, electric bicycle appearance, water dispenser design, motor technology, and wheel design.  The patents are issued for ten years, and will terminate at times from 2013 to 2017.

Backlog

ZQ Power Tech’s backlog of sales orders totaled approximately $44.3million on February 28, 2010, all of which is scheduled for delivery within the current fiscal year.  Wuxi ZQ’s backlog of sales orders totaled approximately $5.4 million on February 28, 2010, all of which is scheduled for delivery within the current fiscal year.  On March 12, 2009, our backlog of orders totaled approximately $63.6 million, all of which were orders for batteries or miners’ lamps.

Employees

Advanced Battery Technologies has 4 employees, all of whom are involved in administration in our New York office.  ZQ Power-Tech and Wuxi ZQ collectively have 850 employees. 96 are involved in administration, 48 are involved in marketing, and 10 are involved in research and development and related technology services.  The remainder is employed in production capacities.  None of our employees belongs to a collective bargaining unit.

In August 2009 ZQ Power-Tech announced that it had commenced construction of an employee vocational training center within its production base in Shuangcheng, near Harbin.  The training center, which is expected to be completed later in 2010, will cover 25,000 square meters, consisting of an academic center, student activity buildings and a living area. The center will be utilized as a source of skilled personnel for both ZQ Power-Tech and Wuxi ZQ, thus alleviating one of the major hurdles to expansion in both the battery and the electric vehicle industries - recruiting the necessary personnel.

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

ITEM 1A.                   RISK FACTORS

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

Risks Attendant to our Business Operations.

We may be unable to gain a substantial share of the market for batteries.

Our business operations are based on the marketing of rechargeable polymer lithium-ion batteries, both on an OEM basis and as components of our scooters and miner’s lamps.  There are many companies, large and small, involved in the market for rechargeable batteries.  Some of our existing and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources.  It will be difficult for us to establish a reputation in the market so that manufacturers chose to use our batteries rather than those of our competitors.  Unless we are able to expand our sales volume significantly, we will not be able to improve the efficiency of our operation.

Our recent acquisition of Wuxi ZQ may result in reduced profitability.

 In May 2009 we acquired ownership of Wuxi ZhongQiang Autocycle Co., Ltd., a manufacturer of motor scooters and other electric vehicles.  Wuxi ZQ recorded substantial net losses in each of its past two fiscal years:  a net loss of $3,727,136 in the year ended December 31, 2008 and a net loss of $1,150,719 in the year ended December 31, 2007.  In  2009, even after we took control of management,Wuxi ZQ continued to lose money, finishing 2009 with a net loss of $1,392,821.  Unless we are able to develop Wuxi ZQ into a consistently profitable operation, it will have a negative effect on our operating results.  In addition, the effort to integrate Wuxi ZQ into our overall operations may distract management from our core battery business, which could result in reduced growth in that business.  Finally, consideration must be given to the fact that Wuxi ZQ was one of our largest customers prior to the acquisition, but our reported revenue after the acquisition no longer includes sales to Wuxi ZQ, which has slowed the revenue growth of our company.

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

Since most of our assets are located in China, any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

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

Our operating subsidiaries, ZQ Power-Tech and Wuxi ZQ, are subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Our consolidated business and operating results could be materially and adversely affected if ZQ Power-Tech or Wuxi ZQ were required to increase expenditures to comply with any new environmental regulations affecting its operations.

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

Our common stock is listed on the NASDAQ Capital Market. We cannot assure you that our common stock will continue to be listed on the NASDAQ Capital Market in the future.  If the NASDAQ Capital Market delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

●	a limited availability of market quotations for our common stock;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Fu Zhiguo is the Chief Executive Officer of Advanced Battery Technologies and of our operating subsidiaries, ZQ Power-Tech and Wuxi ZQ.  Mr. Fu is responsible for strategizing not only our business plan but also the means of financing it.  If Mr. Fu were to leave Advanced Battery Technologies or become unable to fulfill his responsibilities, our business would be imperiled.  At the very least, there would be a delay in the development of Advanced Battery Technologies until a suitable replacement for Mr. Fu could be retained.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

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

From 2004 to 2006 ZQ Power-Tech carried on a program of expanding its production facility.  In 2006 it completed Building A and Building B, 30,000 square feet of manufacturing capacity, which in 2008 ZQ Power-Tech upgraded, so that those two buildings reached a production capacity of approximately $50,000,000 per year, depending on the specific products being produced.   Due to the rapid increase in the Company’s sales, between 2008 and 2009 Management developed additional assembly lines in Building C and Building D.   These additional lines became operational in July 2009, increasing ZQ Power-Tech’s production capacity by 165%.  Management is now upgrading the production lines in Buildings A and B to again increase productivity.

In November 2003 ZQ Power-Tech received ISO9001 certification pertaining to Manufacturing and Quality Control Approval.

Wuxi ZQ utilizes a 80,000 square meter manufacturing facility in the City of Wuxi with a production floor space of 47,837 square meters.  The research and development division occupies 3,000 square meters.  Most of the remainder is dedicated to inventory, sales and administration.

ITEM 3.                     LEGAL PROCEEDINGS

Susquehanna Financial Group, LLLP v. Advanced Battery Technologies, Inc.  In September 2008 Susquehanna Financial Group, LLLP (“SFG”) commenced this action in the Court of Common Pleas of Montgomery County, Pennsylvania (Civil Action No. 08-25505).  SFG alleges that it was party to two contracts with the Company, pursuant to which SFG alleges that it was entitled to serve as financial advisor with respect to any offering of securities by the Company completed prior to March 2009.  SFG alleges that the Company failed to afford SFG the opportunity to serve as financial advisor in connection with the private placement by the Company in August 2008.  SFG alleges that it is entitled to damages in the amount of $1,359,872.46 and a warrant to purchase 81,882 share of the Company’s common stock exercisable at $8.00 per share.  The Company has answered the Complaint, and has denied that SFG was entitled to serve as financial advisor in connection with the August 2008 private placement by reason of the fact that SFG had terminated its agreements with the Company, had waived any continuing rights under the contracts, and had acted in bad faith in connection with the services it undertook to perform for the Company.

Sui-Yang Huang v. Advanced Battery Technologies, Inc.  In September 2009, Sui-Yang Huang commenced this action in the United States District Court for the Southern District of New York (Civil Action:  09 Civ. 8297). The plaintiff was the Company’s Chief Technological Officer at that time.  The complaint alleges that ABAT breached its employment contract with Mr. Huang, and demands between $1.25 million and $5 million in damages. The Company believes that the alleged claim has no merit and has answered the complaint denying liability.

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Since February 26, 2008, the Company’s common stock has been listed on the NASDAQ Capital Market under the symbol “ABAT.”  Prior to listing on NASDAQ, the Company’s common stock was quoted on the American Stock Exchange.

Set forth below are the high and low sales for each of the eight quarters in the past two fiscal years.

	Bid
Quarter Ending	High	Low
March 31, 2008	$5.50	$3.50
June 30, 2008	$6.40	$2.99
September 30, 2008	$6.00	$2.99
December 31, 2008	$3.40	$1.17

March 31, 2009	$3.04	$1.68
June 30, 2009	$4.39	$2.10
September 30, 2009	$5.04	$3.57
December 31, 2009	$4.26	$3.08

(b) Shareholders

Our shareholders list contains the names of 398 registered stockholders of record of the Company’s Common Stock.

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

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	5,000,000(1)
Equity compensation plans not approved by security holders	340,000	$2.66	891,000(2)
Total	340,000	$2.66	5,891,000

___________________________
(1)
In 2009 the Board of Directors and shareholders approved the 2009 Equity Incentive Plan.  The Plan authorized the Board to issue up to 5,000,000 common shares during the ten year period of the Plan.  The shares may be awarded to employees or directors of Advanced Battery Technologies or its subsidiaries as well as to consultants to those entities.  The shares may be awarded as outright grants or in the form of options or restricted stock.  5,000,000 shares remain available for issuance under the plan.

(2)
In 2006 the Board of Directors adopted the 2006 Equity Incentive Plan.  The Plan authorized the Board to issue up to 8,000,000 common shares during the ten year period of the Plan.  The shares may be awarded to employees or directors of Advanced Battery Technologies or its subsidiaries as well as to consultants to those entities.  The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares.  891,000 shares remain available for issuance under the plan.

(e)  Sale of Unregistered Securities

Advanced Battery did not effect any unregistered sales of equity securities during the 4th quarter of 2009.

 (f) Repurchase of Equity Securities

Advanced Battery did not repurchase any shares of its common stock during the 4th quarter of 2009.

ITEM 5.                      SELECTED FINANCIAL DATA

	2009	2008	2007	2006	2005
Revenue	$63,561,925	$45,172,111	$31,897,618	$16,329,340	$4,222,960
Net Income/(Loss)	$21,359,637	$16,096,120	$10,205,406	$8,040,752	$(157,637)
Net Income/(Loss) Per Share – Diluted	$0.35	$0.31	$0.21	$0.17	$(0.01)
Total Assets	$157,826,354	$77,752,231	$38,723,210	$22,521,982	$17,158,364
Long-Term Debt	$20,689,597	--	$411,263	$384,413	--
Shareholders’ Equity	$131,932,431	$76,454,596	$36,476,504	$23,206,350	$9,086,632
Shareholders’ Equity Per Share	$1.92	$1.40	$0.73	$0.47	$0.22

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Near the end of 2004, ZQ Power-Tech obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang. Since 2004, the number of employees at our facilities has increased from 300 to 850 as of December 31 2009.  The increase has occurred because we more than doubled our battery production capacity and we acquired an electric vehicle manufacturer in May 2009.

           In 2008 our battery production capacity was $45 million per year with two buildings (“A” and “B”) in full production.   As our revenues in 2008 reached $45 million and continue to grow, the need to outfit buildings “C” and “D” so as to double our production capacity became apparent.  Toward that end, during 2008 we completed an equity placement to obtain the capital necessary for the expansion. In July 2009, the two new production lines, “C” and “D”, became operational with automated equipment. In August 2009, we decided to upgrade the capacity of “A” and “B” with further investment in automated equipment.  We expect to invest approximately $6.5 million in this upgrade of “A” and “B”, which will increase our annual battery production capacity to over $100 million when the upgrade is completed in the second quarter of 2010.

On May 4, 2009, Cashtech Investment Limited, a wholly-owned subsidiary of the Company, acquired ownership of 100% of the registered capital of Wuxi Angell Autocycle Co., Ltd. in exchange for three million shares of the Company’s common stock. Immediately after the completion of acquisition, Wuxi Angell Autocycle Co. Ltd. was renamed as Wuxi Zhongqiang Autocycle Co., Ltd. (“Wuxi ZQ”).  In June and October 2009, in order to support the future growth of our newly acquired electric vehicle business and to facilitate an expansion of our battery production, we completed additional equity placements, obtaining net proceeds of approximately $16,091,868 in June and $18,017,350 in October and $6,679,499 in December.

The following tables present certain consolidated statement of operations information. Financial information is presented for the year ended December 31, 2009 and 2008 respectively.

	For the Year Ended December 31,
	2009	2008	Change
			Amount	%
Revenues	$63,561,925	$45,172,111	$18,389,814	40.7%
Cost of Goods Sold	35,169,478	23,122,610	$12,046,868	52.1%
Gross Profit	28,392,447	22,049,501	$6,342,946	28.8%
Operation Expenses	11,502,514	3,267,872	$8,234,642	252.0%
Operation Income	16,889,933	18,781,629	$(1,891,696)	-10.1%
Net Income	$21,359,637	$16,096,120	$5,263,517	32.7%

 Revenues

We had total revenues of $63,561,925 for 2009, an increase of $18,389,814 or 40.7%, compared to $45,172,111 for 2008. The increase in revenues was primarily due to the contribution of sales from the electric vehicle business, which the Company acquired on May 4, 2009.  Sales of electric vehicles after May 4, 2009 totaled $20,329,895.  At the same time, the acquisition of Wuxi ZQ resulted in flat year-to-year results in battery sales, since Wuxi Angell had been a major customer of our battery business.    Sales of batteries to Wuxi ZQ are included in our 2008 financial results and excluded from our 2009 financial results, since we acquired ownership of Wuxi ZQ in May 2009.  If sales to Wuxi ZQ are excluded from our 2008 results, our revenue from battery sales increased by around $4.7 million in 2009, compared to 2008.

The growth in our battery business has been accompanied by a reorientation in the relative importance of different battery sizes.  When we first entered the battery business in 2003 and during the following years, the bulk of our sales were small capacity batteries, primarily those used in consumer electronic devices.  Our growth, however, has been propelled by customers for our medium capacity batteries (used for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights, etc.) and large capacity batteries (used for electric sanitation vehicles, stationary applications, and other large scale battery applications). In the years ended December 31, 2009 and 2008, the contribution of batteries in these categories as well as the contribution of electric vehicles to our total revenues was:

	Year ended December 31, 2009		Year ended December 31, 2008
	Amount (US$)	% (of total revenue)	Amount (US$)	% (of total revenue)
Small Capacity Battery	4,040,333	6.36%	4,727,223	10.5%
Medium Capacity Battery	9,923,292	15.61%	16,200,079	35.9%
Large Capacity Battery	16,257,711	25.58%	13,467,511	29.8%
Miner's Lamp	13,010,694	20.47%	10,777,298	23.8%
Electric Vehicle	20,329,895	31.98%	0	0%
Total	63,561,925	100.00%	45,172,111	100%

The increase in the portion of our revenue attributable to medium and large capacity batteries has been beneficial to our overall business.  The margins that we are able to achieve in selling larger capacity batteries are significantly greater than the margins we achieve in selling smaller capacity batteries, due primarily to the relative amount of competition in the different markets.

At February 28, 2010 we had a backlog of around $49.7 million for delivery throughout the next 12 months, including a battery backlog of approximately $44.3 million. Therefore we expect to expand on the level of operations that we achieved during 2009.

 Gross Profit.

Our cost of goods sold consists of the cost of raw materials, labor costs and production overhead. In 2009, our revenue increased by 40.7% and our cost of goods sold increased by 52.1%, from $23,122,610 to $35,169,478, compared to 2008. This disparate growth in cost of sales is mainly attributable to the higher proportion of sales from lower margin products, i.e. electrical vehicles. After eliminating intercompany sales, during May 4 to the end of 2009 Wuxi ZQ achieved only approximately 33.2% gross margin, while our battery manufacturing operations achieved a 49.9% gross margin.  The overall result of combining our operations with those of Wuxi ZQ was a reduction in our gross margin from 48.8% in 2008 to 44.7% in 2009.

Our expectation is that the operations of Wuxi ZQ will become more profitable in 2010.  The transfer of ownership and management in 2009 led to inefficiencies in the operations of that company.  In addition, since the acquisition, our management has been working aggressively to reduce unnecessary expenses at Wuxi ZQ.

 Operating expenses

The Company’s operating expenses increased by 252.0%, from $3,267,872 in 2008 to $11,502,514 in 2009.  The increase was almost entirely attributable to the expansion of our operations, as operating expenses in Heilongjiang ZQPT, our main battery production base in China, increased by only $0.20 million during 2009.  The primary reasons for the year-to-year increase in operating expenses were:

●
$5.4 million in selling and administration expenses incurred by Wuxi ZQ after the acquisition on May 4 2009. Wuxi ZQ’s selling expenses included $1,000,000 advertising expense.   The Wuxi ZQ expenses also included satisfaction of approximately $1,200,000 in debts that were incurred in prior periods but were not previously recorded.

●
Higher administration expenses related to our US office, including salaries, legal fees and marketing expenses related to our equity offerings and annual meeting, as well as expenses attributable to ongoing litigation.

●	An increase of $1,326,177 in noncash stock and option compensation amortization expense in 2009

Included in our general and administrative expense during the year ended December 31, 2009 was $2,063,215 attributable to amortization of the market value of stock and options that we granted to employees or consultants.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  The market value of the stock at the time it was issued is being amortized over the term of the employee’s or consultant’s services, thus:

●	In the case of employees, the period of amortization is based on a vesting schedule included in the employees’ contracts. The average vesting period for the employees is 10.4 years.
●
In the case of consultants, the period of amortization is based on the term of the consulting contracts, although amortization will be accelerated if the consulting relationship ceases.  Again, to date, the consultants who received stock have remained involved in the Company’s affairs, so there has been no acceleration of amortization.

At December 31, 2009 there remained $6,123,762 in unamortized stock compensation on the Company’s books.  The amortization of this sum will contribute to our operating expenses as described above.

As noted, approximately $2.2 million of the operating expenses incurred by Wuxi ZQ in 2009 were “clean-ups” of bad situations that existed when we acquired Wuxi ZQ or the marketing promotion efforts after acquisition.  We do not expect such expenses to be recurrent.  We expect, therefore, that we will be able to reduce our operating expenses in 2010, particularly as the ongoing consolidation of the administration of Wuxi ZQ with the administration of Heilongjiang ZQPT should yield operating efficiencies.

During 2009 we recorded $10,702,305 in “other income (expenses).  The primary components of this charge were:

●	$210,321 in net interest expenses,

●	an investment loss of $17,401 related to our investment in Beyond E-Tech, Inc.,

●	an income of $666,839 related to the change in the fair value of our outstanding common stock purchase warrants, and

●	a $9,909,320 gain on bargain purchase arising from our acquisition of Wuxi ZQ.

In 2009, we realized $210,321 in net interest expenses.  We incurred $501,096 in interest expense on Wuxi ZQ’s short-term bank loan.  This was partially offset by $160,000 in interest income that we earned by lending $1.6 million to a non-related company, Harbin Jinhuida Investment Consulting Limited, at an interest rate of 10% per annum, and by interest on our cash deposited in Chinese banks. Additionally, in 2009 we recognized $336,906 income due to the forgiveness of interest payable on our existing short-term loans after negotiation with banks who loaned to Wuxi ZQ before acquisition.

Furthermore, for the year ended December 31 2009, we recognized a $17,401 investment loss from our 49% equity investment in Beyond E-Tech, Inc., a Texas corporation recently organized to engage in distributing cellular telephones in the United States.  The acquisition has been recorded as an “investment in unconsolidated entity” on our balance sheet, and our participation in that business will be accounted for through the equity method.  Because Beyond E-Tech incurred a net loss of $35,512 in 2009, we recorded a $17,401 reduction in the value of its equity on our books.

In 2008 and 2009, the Company issued warrants in conjunction with the issuance of common shares or convertible preferred stock. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the Company may be required to repurchase the warrants at their fair value in certain circumstances, the fair value of the warrants has been recorded as a liability on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants by Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.   During 2009, the change in the fair value of warrants was $666,839, which was recognized as other income for the year ended December 31, 2009.  If in future quarters the warrants decrease in value (e.g. by reason of an increase in the market price of our common stock), we will record an other expense equal to the amount of the increase.

Our acquisition of Wuxi ZQ in May 2009 resulted in a $9,909,320 gain on bargain purchase.   This occurred because the fair value of the net assets of Wuxi ZQ was $19,779,320, but the 3,000,000 common shares that we paid to acquire Wuxi ZQ had a market value of only $9,870,000.  We recorded the $9,909,320 difference as “other income.”

The Company’s revenue less expenses produced pre-tax income of $27,592,238 for the year ended December 31, 2009, representing an increase of $8,773,711 from 2008.  In 2009, our domestic (U.S.) pre-tax loss was $ 3,686,549 (including $666,839 other income due to change in fair value of warrants); foreign (China) pre-tax income was $29,055,793, which includes the $9,909,320 gain on bargain purchase recognized in the second quarter of 2009. The income tax accrued as a result of our operations was $2,764,339.  The deferred income tax accrued in 2009 because of the gain on bargain purchase was $3,468,262. As a result of Chinese tax laws that reward foreign investment in China, currently and through 2010 ZQ Power-Tech is entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  After taxes of $6,232,601 realized in the year ended December 31 2009, our net income was $ 21,359,637, representing 32.7% increase over 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Our business continued to grow in 2008, as both revenue and net income increased by over 42%.  Recognizing that the worldwide recession would make it difficult for us to match that growth rate in 2009, we began supplementing our growth-through-new-customers by making strategic alliances that will capture new markets for us.  Specifically, at the end of 2008 we purchased a 49% interest in Beyond E-Tech, a cell phone distributor, which will provide us a dedicated customer for our cell phone batteries.  And in the first half of 2009 we acquired Wuxi Angell, a leading manufacturer of battery-powered motorbikes and scooters.  These alliances will help us to offset the effects of the recession.

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

•	Vehicle Batteries. Our sales of batteries for use in motorized vehicles increased by 70% from 2007 to 2008. We expect growth in this area to continue, primarily due to our acquisition of Wuxi Angell.

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

The growth in our battery business has been accompanied by a reorientation in the relative importance of different battery sizes.  When we first entered the battery business in 2003 and following years, the bulk of our sales were small capacity batteries, primarily those used in consumer electronic devices.  Our growth, however, has been propelled by customers for our medium capacity batteries (used for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights, etc.) and large capacity batteries (used for electric sanitation vehicles, stationary applications, and other large scale battery applications).  In 2008, the contribution of batteries in these categories to our total revenues was:

•	Small Capacity Batteries.	$4,727,223	(10.5%)
•	Medium Capacity Batteries	$16,200,079	(35.9%)
•	Large Capacity Batteries:	$13,467,511	(29.8%)
•	Other	$10,777,298	(23.8%)

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

At the end of 2008 we purchased, for $1.5 million, 49% of the equity in Beyond E-Tech, Inc., a Texas corporation recently organized to engage in distributing cellular telephones in the United States.  The acquisition has been recorded an “investment in unconsolidated entity” on our balance sheet, and our participation in that business will be accounted for through the equity method.  Because Beyond E-Tech incurred a net loss of approximately $185,000 in 2008, the value of our investment was reduced on our balance sheet by 49% of that sum – i.e. $90,707 – and we incurred “other expenses” in that amount.  In addition, at year-end we performed a valuation of our investment by estimating future undiscounted net cash flows that can be expected from Beyond E-Tech.  That estimate indicated that our carrying cost for the investment exceeded its value by $371,743.  Accordingly, we also reduced the book value of the investment by that amount, and recorded an addition to operating expenses in that amount.  In the future, our gain or loss on the investment will be determined by similar allocations of the income or loss incurred by Beyond E-Tech.

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

Liquidity and Capital Resources

The growth of our Company has been funded by capital contributions - initially those of our founders and in recent years capital raised by the sale of equity to private investors.  As a result, the Company’s only debt at December 31, 2009 was a total of $2,916,071 in loans owed by Wuxi ZQ to Huaxia Bank.  These loans bear interest at 6.57% per annum.  We are currently negotiating with the bank to retire this loan in the first quarter of 2010.

In June 2009 the Company completed two placements of convertible preferred stock and warrants.  The purchasers were institutional funds.  The net proceeds from the placements and the exercise of warrants during 2009 was $22,771,367.  Pursuant to provisions of ASC 815 (previously: EITF 07-05) that became effective for 2009 and subsequent years, the present value of the outstanding warrants is considered a liability.

In October 2009 the Company sold 4,592,145 shares of common stock and 1,377,644 warrants to purchase common stock at $4.70 per share.  The purchasers were institutional funds.  The net proceeds of the placement was $18,017,350.

At December 31, 2009 the Company had a working capital balance of $83,453,937, an improvement from our working capital balance of $49,991,602 at December 31, 2008.  We had $52,923,358 cash, an increase of $20,177,203 from our cash balance of $32,746,155 at December 31, 2008. The primary reason for the improvement in working capital and cash was the equity offerings we completed in June and October 2009, partially offset by further investment in our facilities and higher working capital demands. With the sufficient cash available, we believe we are able to fund the current debt obligations when due.

ZQ Power-Tech and Wuxi ZQ have sufficient liquidity to fund their near-term operations and to fund the working capital demands of future expansion. If we determine that additional funds are needed for other attractive growth opportunities or for the full implementation of our long term expansion plans for Wuxi ZQ, we have available over $18 million in property, plant and equipment that ZQ Power-Tech owns free of liens, for potential collateral loans. On February 28, 2010 our backlog of firm orders was approximately $49.7 million.  Based on that backlog of orders, we believe that secured financing will be available on favorable terms if needed.

Given the financial resources available to the Company, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2009, there were five estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  They were:

•
The first was our determination, detailed in Note 21 to the Financial Statements, that we had no need of a reserve for warranty costs.  The primary reason for the determination was the fact that we have received no warranty claims to date.

•
The second was our determination, detailed in Note 15 to the Financial Statements, to amortize the stock compensation that we gave to our employees in 2005 and 2006 over an average of 18.5 years.  The determination was based on the senior status of the employees, the vesting period under their employment contracts, and our expectation that they will remain employed by ZQ Power-Tech for at least that period.

•
The third was our determination, detailed in Note 9 to the Financial Statements, to record a $235,091 impairment loss on our investment in Beyond E-Tech.  The determination was based on Beyond E-Tech’s projection of cash flows for the next five years.

•
The fourth was our determination, detailed in Note 5 to the Financial Statements, to reserve the full amount of Wuxi ZQ’s outstanding loans receivable, $480,705.  The determination was based on our inability to obtain assurances that the loans were collectable.

•
The fifth was our determination, detailed in Note 12, to the Financial Statements, to record no impairment of Wuxi ZQ’s intangible assets.  The determination was based on our evaluation of the future cash flows from Wuxi ZQ’s business, which exceeded the carrying cost of the intangible assets.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating subsidiary, ZQ Power-Tech, carries on business exclusively in Chinese Renminbi.  Therefore it does not have any derivative instruments or other financial instruments that are market risk sensitive.

ITEM 7.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Board of Directors and
Stockholders of Advanced Battery Technologies, Inc

We have audited the accompanying balance sheets of Advanced Battery Technologies, Inc as of December 31, 2009, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2009. We also have audited Advanced Battery Technologies, Inc’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Advanced Battery Technologies, Inc’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Battery Technologies, Inc as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Advanced Battery Technologies, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Friedman LLP
Friedman LLP
Marlton ,NJ 08053
March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Battery Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Battery Technologies, Inc.(the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. (COSO).The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Because its  inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053
March 12, 2009

The report is a copy of the previously issued report.
The predecessor auditor has not reissued the report.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$52,923,358	$32,746,155
Accounts receivable, net	22,406,927	14,708,078
Inventories, net	3,680,098	1,748,115
Loan receivable,net	1,600,000	1,600,000
Other receivables	107,751	240,726
Advance to suppliers,net	7,940,129	246,163
Total Current Assets	88,658,263	51,289,237

Property, plant and equipment, net of accumulated depreciation of $10,477,610 as of December 31, 2009 and $2,803,788 as of December 31, 2008	47,248,600	16,635,843
Total Fixed Assets	47,248,600	16,635,843

Other assets:
Investment in unconsolidated entity	785,057	1,037,550
Investment advance	1,457,034	3,000,000
Deposit for long-term assets	2,860,882	1,748,363
Intangible assets, net	14,317,502	1,548,158
Goodwill	2,472,311	2,487,080
Other assets	26,705	6,000
Total other assets	21,919,491	9,827,151

Total Assets	$157,826,354	$77,752,231

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loan	$2,916,071	-
Accounts payable	670,254	415,850
Advance from Customers	228,871	80,479
Accrued expenses and other payables	1,389,130	784,070
Loan from officers	-	17,236
Total Current Liabilities	5,204,326	1,297,635

Long term liabilities:
Deferred tax liability	3,468,262	-
Warrant liability	17,221,335
Total Liabilities	25,893,923	1,297,635

Stockholders' Equity
Preferred stock, $0.001 face value, 5,000,000 shares authorized; 2 shares issued and 2 shares outstanding as of December 31, 2009 and 0 shares issued and outstanding as of December 31, 2008	$-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 68,778,112 shares issued and 68,583,531 shares outstanding as of December 31, 2009 and 54,781,577 shares issued and 54,662,067 shares outstanding as of December 31, 2008	68,778	54,782
Additional paid-in-capital	74,114,122	39,289,991
Accumulated other comprehensive income	5,496,334	6,012,475
Retained earnings	52,752,687	31,393,050
Less: Cost of treasury stock (194,581 and 119,510 shares as of December 31,2009 and December 31, 2008 )	(499,490)	(295,702)
Total Stockholders' Equity	131,932,431	76,454,596

Total Liabilities and Stockholders' Equity	$157,826,354	$77,752,231

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	For Years ended December 31,
	2009	2008	2007
			(Restated)

Revenues	$63,561,925	$45,172,111	$31,897,618

Cost of Goods Sold	35,169,478	23,122,610	18,039,861

Gross Profit	28,392,447	22,049,501	13,857,757

Operating Expenses
Research & Development expenses	348,297	4,463	383,871
Selling, general and administrative	11,154,217	3,263,409	3,283,230

Operating income	16,889,933	18,781,629	10,190,656

Other Income (Expenses)
Interest income	290,774	124,487	14,750
Interest (expense)	(501,096)	-	-
Equity loss from unconsolidated entity	(17,401)	(90,707)	-
Gain on bargain purchase	9,909,320	-	-
Forgiveness of debt	336,906	-	-
Other income (expenses)	16,962	3,118	-
Change in fair value of warrants	666,839	-	-
Total other income (expenses)	10,702,305	36,898	14,750

Income Before Income Taxes	27,592,238	18,818,527	10,205,406

Provision for Income Taxes (Benefit)
Income tax-Current	2,764,339	2,722,407	-
Income tax-Deferred	3,468,262	-	-

Net income	$21,359,637	$16,096,120	$10,205,406

Other Comprehensive Income
Foreign currency translation adjustment	(516,141)	2,912,481	2,125,410

Comprehensive Income	$20,843,496	$19,008,602	$12,330,816

Earnings per share
Basic	$0.41	$0.37	$0.25
Diluted	$0.35	$0.31	$0.21

Weighted average number of common shares outstanding
Basic	52,124,814	43,493,492	40,924,452
Diluted	60,222,687	51,671,992	49,677,285

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007

						Accumulated Other
	Preferred Stock		Common Stock		Additional	Comprehensive	Treasury Stock	Retained
	Shares	Par Value	Shares	Par Value	Paid in Capital	Income	at Cost	Earnings (Deficit)	Total
Balance December 31, 2006 (Restated)			49,627,710	49,628	17,090,614	974,584	-	5,091,524	23,206,350
Stock issued under employee equity incentive plan			61,288	61	(61)				-
Comprehensive income (loss)
Net income for the year								10,205,406	10,205,406
Other comprehensive income, net of tax
Foreign currency translation adjustments						2,125,410			2,125,410
Comprehensive income (loss)
Amortization of prepaid consulting expenses					378,215				378,215
Amortization of stock-based compensation					561,123				561,123
Balance December 31, 2007 (Restated)			49,688,998	$49,689	$18,029,891	$3,099,994	$-	$15,296,930	$36,476,504
Issuance of common stock for financing			5,058,834	5,059	20,351,421				20,356,480
Stock issued under employee equity incentive plan			33,745	34	(34)				-
Comprehensive income (loss)
Net income for the year								16,096,120	16,096,120
Other comprehensive income, net of tax
Foreign currency translation adjustments						2,912,481			2,912,481
Comprehensive income (loss)
Purchase of treasury stock (119,510 shares)							(295,702)		(295,702)
Amortization of prepaid consulting expenses					309,237				309,237
Amortization of stock-based compensation					599,476				599,476
Balance December 31, 2008			54,781,577	$54,782	$39,289,991	$6,012,475	$(295,702)	$31,393,050	$76,454,596
Issuance of preferred stock for financing	17,000	17			6,577,419				6,577,436
Conversion of preferred stock to common stock	(16,998)	(17)	4,387,993	4,388	(4,371)				-
Issuance of common stock for acquisition			3,000,000	3,000	9,867,000				9,870,000
Issuance of common stock for financing			4,592,145	4,592	13,770,726				13,775,318
Exercise of warrants			1,722,622	1,723	5,976,057				5,977,780
Stock issued for service			293,775	294	(294)				-
Comprehensive income (loss)
Net income for the year								21,359,637	21,359,637
Other comprehensive income, net of tax
Foreign currency translation adjustments						(516,141)			(516,141)
Comprehensive income (loss)
Purchase of treasury stock (75,071 shares)							(203,788)		(203,788)
Amortization of prepaid consulting expenses					137,562				137,562
Amortization of stock-based compensation					1,925,653				1,925,653
Reclassification of prior warrant liability					(3,429,992)				(3,429,992)
Balance December 31, 2009	2	$0	68,778,112	$68,778	$74,114,122	$5,496,334	$(499,490)	$52,752,687	$131,932,431

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years ended December 31,
	2009	2008	2007
			(Restated)
Cash Flows From Operating Activities:
Net income	$21,359,637	$16,096,120	$10,205,406
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Gain on bargain purchase	(9,909,320)	-	-
Deferred income tax	3,468,262	-	-
Depreciation and amortization	2,629,643	767,235	699,749
Amortization of deferred consulting expenses	137,562	309,237	378,215
Amortization of stock based compensation expense	1,925,653	599,476	561,123
Loan converted to compensation	-	-	843,803
Equity loss of unconsolidated entity	17,401	90,707	-
Provision for doubtful accounts and inventory valuation allowance	(208,876)	64,161	-
Forgiveness of debt	(336,849)	-	-
Investment Impairment Loss	235,091	371,743	-
Loss on disposal of fixed asset	-	55,187	-
Change in fair value of warrants	(666,839)	-	-

Changes in operating assets and liabilities:
Accounts receivable	(6,514,738)	1,002,020	(11,079,633)
Inventories	(274,638)	(636,296)	(720,228)
Other receivable & prepayments	(5,605,572)	1,507,030	(8,787)
Accounts payable, accrued expenses and other payables	(7,825,590)	196,288	(267,031)
Advances from Customer	(1,164,942)	5,363	26,264
Taxes payable	(174,435)	-	-

Net cash provided by (used in) operating activities	(2,908,549)	20,428,271	638,881

Cash Flows From Investing Activities:
Loan receivable	-	(1,600,000)	-
Deposit for long-term assets	(2,828,783)	(1,748,363)	-
Purchase of property, plant and equipment	(6,665,374)	(65,672)	(96,342)
Cash acquried from subsidiary	832,555	-	-
Payment made on investment advance	(1,463,913)	(3,000,000)	-
Acquistion of Construction in process	(2,667,993)	(3,126,130)	-
Investment in unconsolidated subsidary	-	(1,500,000)	-

Net cash used in investing activities	(12,793,507)	(11,040,165)	(96,342)

Cash Flows From Financing Activities
Repayment of bank loan	(4,389,735)	-	-
Purchase of treasury stock	(203,788)	(295,702)	-
Repayments of notes payable	-	(411,263)	-
Proceeds from issuance of stock, net	40,788,717	20,356,480	-
Proceeds from officer loan	-	-	776,826
Repayment of officer loan	(140,059)	(718,465)	-

Net cash provided by financing activities	36,055,135	18,931,050	776,826

Effect of exchange rate changes on cash and cash equivalents	(175,876)	1,722,176	1,372,828

Increase in cash and cash equivalents	20,177,202	30,041,332	2,692,193

Cash and Cash Equivalents - Beginning of year	32,746,155	2,704,823	12,630

Cash and Cash Equivalents - End of year	$52,923,358	$32,746,155	$2,704,823

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$395,496	$-	$-
Income taxes	$1,083,556	$2,881,966	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for incentive stock-based compensation	$1,162,850	$139,403	$71,000
Common stock issued for acquisition of Wuxi ZQ	$9,870,000	$-	$-
Option issued to executives for service	$777,660	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

1. ORGANIZATION AND BASIS OF PRESENTATION

Advanced Battery Technologies, Inc. ("ABAT" or the "Company") was incorporated in the State of Delaware on January 16, 1984.

On May 6, 2004, the Company completed a share exchange (the "Exchange") with the shareholders of Cashtech Investment Limited (“Cashtech”), a British Virgin Islands Corporation, who, at the time, owned 70% interest of Harbin Zhong Qiang Power-Tech Co., Ltd. (“ZQPT” or “Harbin ZQPT”), a limited liability company established in the People’s Republic of China (the “PRC”). As result of this share exchange transaction, there was change of control in the Company as the shareholders of Cashtech became the majority shareholders of the Company.

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

On May 4, 2009, the Company acquired 100% interest of Wuxi Angell Autocycle Co., Ltd. (“Wuxi ZQ”).

On August 20, 2002, Heilongjiang Zhongqiang Power-Tech Co., Ltd (“HLJ ZQPT”), was incorporated under the laws of the PRC.  HLJ ZQPT is owned by our Chairman, Mr. Fu and other individuals but controlled by Harbin ZQPT through a series of contractual arrangements that transferred all of the benefits and all of the responsibilities for the operations of HLJ ZQPT to Harbin ZQPT. During 2009 HLJ ZQPT also transferred to Harbin ZQPT all of its rights in the real property on which HLJ carries on its operations.  The Company is in the process of transferring all of the other assets of HLJ ZQPT to Harbin ZQPT, but has not yet obtained all of the necessary government approvals.  Harbin ZQPT accounts for HLJ ZQPT as a Variable Interest Entity (“VIE”) under ASC 810 “Consolidation”. Accordingly, Harbin ZQPT consolidates HLJ ZQPT’s results, assets and liabilities.

The Company is engaged in design, manufacture and distribution of rechargeable polymer lithium-ion batteries and electric vehicles through its wholly owned subsidiaries, Cashtech, ZQPT, Wuxi ZQ and the VIE, HLJ ZQPT. The Company’s main operations are located in the PRC.

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cashtech Inc., ZQPT, Wuxi ZQ and the VIE, HLJ ZQPT.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Fair value of financial instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks of losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of December 31, 2009 and 2008, the Company has not experienced any uninsured losses from injury to others or other losses.

Subsequent events

The Company has evaluated subsequent events that have occurred through the date of this financial statement issuance and has determined that there were no material events since the balance sheet of this report.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance. The allowance for accounts receivable is $570,182 and $16,506 as of December 31, 2009 and 2008 respectively.

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
DECEMBER 31, 2009, 2008 AND 2007

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

Acquisitions

The purchase method of accounting is used to account for the acquisition by the Company. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the Group’s share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of revenues in the Company’s Consolidated Statement of Income for the year ended December 31, 2009 (See note 18).

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

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

The Company sells its products to the customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The company makes custom products based on sales agreements, so no returns are allowed. The Company warrants the product only in the event of defects for one year from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the years ended December 31, 2009, 2008 and 2007, no such returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product warranty

The Company provides product warranties to its customers that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties has been minimal and during the three-year period ended December 31 2009, no product warranty reserve was considered necessary.

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

Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 10.40 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation was $1,925,653, $599,476 and $499,123 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 718 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development costs

Research and development costs are expensed as incurred. The salaries of engineers and technical staff in our research and development division are included in research and development expense. The expense was $476,196, $4,463 and $383,871 for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses and amounted to $1,016,820 for the years ended December 31, 2009. The Company did not have any advertising expenses for the years ended December 31, 2008 and 2007.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

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

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the year ended December 31, 2009, the Company operated in two business segments - battery segment and electronic vehicle segment. The Company operated in one business segment for the years ended December 31, 2008 and 2007.

Foreign currency translation

The functional currency of ZQPT, HLJ ZQPT and Wuxi ZQ is the Chinese Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting standards

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB issued ASC 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 did not  have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of ASC 810 did not  have a material impact on the Company’s results of operations or financial position.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

3.  ACQUISITION

Effective May 4, 2009, the Company, through its wholly-owned subsidiary, Cashtech, Inc., completed the acquisition of a 100% ownership interest of Wuxi Angell Autocycle Co., Ltd., (“Wuxi ZQ”). The results of operations of Wuxi ZQ from May 4, 2009 to December 31, 2009  been included in the Statement of Operations of the Company for the year ended December 31, 2009. Wuxi ZQ, at the time of the acquisition, was a manufacturer of electric bicycles, electric scooters and other battery-powered recreational vehicles. Wuxi ZQ also uses the batteries supplied by ZQPT, a consolidated entity of the Company.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded upon prior to the assessment of the fair value (in accordance with ASC 805) of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of revenues in the Company’s Consolidated Statements of Operations for the year ended December 31, 2009.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

3.  ACQUISITION (Continued)

The following unaudited pro forma combined statements of income for the fiscal years ended December 31, 2009, 2008 and 2007 have been prepared as if the acquisition had occurred at the beginning of each period presented. The unaudited pro forma combined statements are based on accounting for the business acquisition under purchase accounting. The unaudited pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future:

	Unaudited Pro Forma
	Combined Fiscal Year Ended
	December 31,
	2009	2008	2007
Revenue	$65,487,161	$48,425,175	$37,773,812
Gross Profit	28,848,620	22,638,328	15,202,170
Net Income	$20,468,998	$11,539,845	$9,052,720
Net income per share
Basic	$0.39	$0.27	$0.22
Diluted	$0.34	$0.22	$0.18
Weighted average number of shares outstanding
Basic	52,124,814	43,493,492	40,924,452
Diluted	60,222,687	51,671,992	49,677,285

4. INVENTORIES

	December 31, 2009	December 31, 2008
Raw Materials	$1,408,230	$839,546
Work-in-process	514,905	638,745
Finished goods	1,804,334	317,479
	3,727,469	1,795,770
Less allowance	(47,372)	(47,655)
	$3,680,098	$1,748,115

5. LOAN RECEIVABLE

The Company loaned to a non-related company, Harbin Jinhuida Investment Consulting Limited, the amount of $1,600,000 for one year term from October 30, 2008 to October 29, 2009 at a fixed interest rate of 10% per annum. On October 30, 2009, the Company renewed the loan contract for another one year at the same fixed interest rate of 10% per annum. The principal plus interest will be repaid upon maturity. The Company received interest income of $160,000 as of December 31, 2009 and accrued interest income of $40,000 for the year ended December 31, 2009 as a result of this transaction.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

5. LOAN RECEIVABLE (Continued)

Before it was acquired by the Company, Wuxi ZQ occasionally provided loans to other non-related companies and individuals in order to develop favorable business relationships. These loans are free of interest and due upon demand. As of December 31, 2009, Wuxi ZQ had outstanding loans of $480,705.  The Company has reserved $480,705 as allowance for loan receivable as of December 31, 2009 for the outstanding loans made by Wuxi ZQ, based on evaluation of the collectability of these loans.

6.  OTHER RECEIVABLES

Other receivables generally consist of advances to employee and interest receivable.

7.   ADVANCES TO SUPPLIERS

The Company makes advances to certain suppliers for raw materials purchases. The advances to suppliers were $7,940,129 and $246,163 as of December 31, 2009 and 2008, respectively.  The Company has made an allowance for these advances in the amount of $275,379 as of December 31, 2009.

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Building and improvements	$39,079,353	$12,397,349
Machinery and equipment	13,319,007	3,698,917
Motor Vehicles	416,367	217,236
	52,814,727	16,313,502
less: Accumulated Depreciation	(10,477,610)	(2,803,788)
Construction in Progress	4,911,483	3,126,130
Total property, plant and equipment, net	$47,248,600	$16,635,843

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $2,075,640, $646,415 and $618,450, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. The Company transferred $3,126,130 construction in progress to fixed assets for the years ended December 31, 2009.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

9. INVESTMENT IN UNCONSOLIDATED ENTITY

In the fourth quarter of 2008, the Company entered into an equity investment agreement (“Agreement”) with Beyond E-Tech, Inc (BET) to acquire 49% of issued and outstanding capital stock of BET for a total payment of $1,500,000. The Company made the payment in full as of December 31, 2009. BET is a newly-organized company that imports and distributes cell phones in the United States.  Pursuant to the Agreement, during any period of time when the Company is a shareholder of BET, BET shall exclusively market products for resale that use ABAT’s rechargeable polymer lithium-ion batteries.

The Company has significant influence on BET and therefore uses the equity method to account for the investment in BET. According to the Agreement, the Company has significant influence over the operating and financial policies of BET, including a right of approval of its operating budget, veto power over large capital expenses, and other management controls. Net loss on this investment using the equity method was $17,401 and $90,707 for the year ended December 31, 2009 and 2008, respectively.

The Company uses its best estimate of future cash flows expected to result from the use of this asset in accordance with SFAS No. 157. There were $235,091 and $371,743 impairment loss recognized on this investment for the year ended December 31, 2009 and 2008 because the estimated future undiscounted net cash flows related to this investment were less than the carrying amount.

10. INVESTMENT IN ADVANCE

On September 8, 2009, the Company’s board approved the execution of a letter of intent to acquire a battery company in Shenzhen and authorized the current management to negotiate and execute a final acquisition agreement. The Company has made a deposit in amount of RMB 10 million (approximately $1.46 million as of December 31, 2009), and expects to complete the acquisition in the first half year of 2010.

On October 24, 2008, Cashtech entered an agreement with Wuxi Angell Autocycle Co. Ltd for a business acquisition. The Company has made a deposit in amount of $3 million as of December 31, 2008. This investment in advance has been eliminated in the consolidated financial statements as of December 31. 2009. (See note 3)

11. DEPOSIT FOR LONG-TERM ASSETS

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2009. As of December 31, 2009, the Company made down payments in the total amount of $1,461,752 on those long-term assets and has not received the fixed assets. The Company expects to pay the remaining contract amount of approximately $1,669,414 by the end of 2010. The deposit will be reclassified to the respective accounts under fixed assets upon delivery and transfer of legal titles.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

12. INTANGIBLE ASSETS

Intangible assets consist of land use rights, patents and marketing network resources. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land and the power line underneath. The Company leases two pieces of land per real estate contract from the PRC Government for a period from August 2003 to September 2043, on which the office and production facilities of ZQPT are situated. In addition, the Company also leases two pieces of land from the PRC Government for a period from July 2003 to July 2053 and from September 2002 to June 2057 respectively, on which the office and production facilities of Wuxi ZQ are situated. The Company leases the power lines from the local government for a period from July 2003 to July 2013.

Rights to use land and power and patent rights are stated at fair market value less accumulated amortization. The Company amortizes the patents over a 3-10 year period. The Company evaluates finite-lived intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2009 and 2008, no impairment of intangible assets has been recorded.

Net intangible assets at December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
Rights to use land and power	$13,065,389	$1,024,225
Patents	1,224,986	901,076
Marketing network resource	1,000,038	-
	15,290,413	1,925,301
Less: accumulated amortization	(972,910)	(377,143)

	$14,317,502	$1,548,158

Amortization expense was $599,165, $120,820 and $81,299 for the years ended December 31, 2009, 2008 and 2007, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

12. INTANGIBLE ASSETS (Continued)

Based upon current assumptions, the Company expects that its intangible assets will be amortized according to the following schedule:

As of December 31,
2010	$772,050
2011	772,050
2012	537,306
2013	419,934
2014	414,059
Thereafter	11,402,102
$14,317,502

13. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 30% minority interest in ZQPT acquired from the minority shareholders in ZQPT in 2006. The Company applied step accounting by determining the implied fair value of goodwill by allocating the price paid to acquire the 30% minority interest to all of its assets and liabilities. As of December 31, 2009, no impairment of goodwill was recorded as the management has determined that the carrying amount of goodwill did not exceed its implied fair value. Goodwill is tested for impairment on an annual basis and in between annual test dates if events or circumstances indicate that the carrying amount of goodwill exceeds its implied fair value.

14. SHORT TERM BANK LOANS

The Company’s newly acquired wholly-owned subsidiary, Wuxi ZQ, had two loans payable in the aggregate amount of RMB 50,000,000 (approximately $7.3 million) to Huaxia  Bank  on the acquisition date. Wuxi ZQ paid off one of the loans of RMB 30,000,000 (approximately $4.4 million) to Huaxia Bank during the year ended December 31, 2009. As of December 31, 2009, Wuxi ZQ has a loan payable in the amount of RMB 20,000,000 (equivalent to $2,916,071) to Huaxia Bank.  The loan was due  on September 21, 2008.

The short-term bank loan is secured by the plant, equipment and land use right of Wuxi ZQ. As of December 31, 2009, the loan was past due. The Company is negotiating with the bank to renew the loan with the original fixed rate of 0.5475% per month. As of the date of this report, the loan is still outstanding and past due. There were no short term bank loans for the years ended December 31, 2008 and 2007.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

15. STOCK-BASED COMPENSATION

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

The Committee appointed by the Board of Directors to administer the Plan shall have the authority to determine all matters relating to the options to be granted under the Plan including selection of the individuals to be granted awards or stock options, the number of stock, the date, the termination of the stock options or awards, the stock option term, vesting schedules and all other terms and conditions thereof.

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of December 31, 2009, and changes for the year ended December 31, 2009, is presented below:

Unearned stock compensation as of January 1, 2009	$2,103,694
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(265,760)

Unearned stock compensation as of December 31, 2009	$1,837,934

In addition, the compensation cost recorded  to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $294,710. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months, and the unearned stock compensation will be amortized as expense over the respective terms of the contracts. The amortization for the year ended December 31, 2009, 2008 and 2007 was $137,562, $309,237and $378,215, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

15. STOCK-BASED COMPENSATION (Continued)

The following table shows the amortization of the unearned stock compensation relating to consulting contracts:

As of December 31	Amortization
2010	$116,375
2011	112,291
2012	60,236
2013	5,808
$294,710

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

15. STOCK-BASED COMPENSATION (Continued)

Options granted under the 2006 Plan shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall in each instance approve, which need not be the same for each grant or for each participant.

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of December 31, 2009 is presented below:

Unearned stock compensation as of January 1, 2009	$3,634,101
Unearned stock compensation granted	1,239,250
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(882,232)
Unearned stock compensation as of September 30, 2009	$3,991,119

16. INCOME TAXES

Under the Income Tax Laws of the PRC, the Company is generally subject to tax at a statutory rate of 25% and was, until January 2008, subject to tax at a statutory rate of 33% (30% state income taxes plus 3% local income taxes) on its taxable income. However, HLJ ZQPT is located in a specially designated technology zone which  allows foreign-invested enterprises a five-year income tax holiday. HLJ ZQPT enjoyed a two-year tax exemption through December 31, 2007, and enjoys an additional 50% income tax reduction from January 1, 2008 to December 31, 2010.

On March 16, 2007, National People’s Congress passed a new corporate income tax law, which was effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate to 25%, and includes cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China. According to the new corporate income tax law, the applicable corporate income tax rate of the HLJ ZQPT decreased to 12.5% in 2008 and 2009.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For The Years
	Ended December 31
	2009	2008
U.S. statutory income tax rate	35.0%	35.0%
Foreign income not recognized in the U.S	(35.0%)	(35.0%)
China Statutory income tax rate	25.0%	25.0%
China income tax exemption	(12.5%)	(12.5%)
Other items (a)	10.10%	2.00%
Effective consolidated income tax rate	22.6%	14.5%

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

16. INCOME TAXES (Continued)

(a) The 10.1% represents $4,353,388 expenses incurred by the Company’s US office (excluding $666,839 other income due to change in fair value of warrants) and $9,909,320 gain on bargain purchase to Wuxi ZQ that are not subject to PRC income tax for the year ended December 31, 2009 and $203,897 net loss from Wuxi ZQ since acquisition date to the year ended December 31, 2009 that cannot offset by the net income of HLJ ZQPT for tax purposes. The 2.0% represents $2,311,230 of expenses incurred by the Company’s US office that are not subject to PRC income tax for year ended December 31, 2008.

The estimated tax savings as a result of our tax holidays for the years ended December 31, 2009, 2008 and 2007 amounted to $2,764,339, $2,422,407 and $3,367,784, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the years ended December 31, 2009, 2008 and 2007 from $0.41  to $0.36 , from $0.37 to $0.32 and from $0.25 to $0.17, respectively.

The Company was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for the years ended December 31, 2009, 2008 and 2007. The net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $4,353,388, $2,311,230 and $1,682,114 for the years ended December 31, 2009, 2008 and 2007, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. In addition, as a result of acquisition of Wuxi ZQ on May 4, 2009, there are net operating loss carry-forwards of $203,897 from Wuxi ZQ. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company's limited operating history and continuing losses. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2009 for the temporary difference related to loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances for the years ended December 31, 2009, 2008 and 2007 were $1,574,660, $678,820 and $259,972, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

17. EARNINGS PER SHARE

Earnings per share for the years ended December 31, 2009, 2008 and 2007 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with ASC 260, “Earnings Per Share.”

	For the Year Ended
	December 31,
	2009	2008	2007
Basic earnings per share			(Restated)
Net Income	$21,359,637	$16,096,120	$10,205,406
Weighted average number outstanding-Basic	52,124,814	43,493,492	40,924,452
Earnings per share-Basic	$0.41	$0.37	$0.25

Diluted earnings per share
Net Income	$21,359,637	$16,096,120	$10,205,406
Weighted average number of common shares outstanding-Basic	52,124,814	43,493,492	40,924,452
Effect of conversion of preferred stock	30,093
Effect of exercise of options	340,000	-	-
Effect of exercise of warrants	90,280
Effect of diluted securities-unvested shares	7,637,500	8,178,500	8,752,833
Weighted average number outstanding-Diluted	60,222,687	51,671,992	49,677,285
Earnings per share-Diluted	$0.35	$0.31	$0.21

The following demonstrates the calculation for earnings per share for the years ended December 31, 2009, 2008 and 2007:

As of December 31, 2009, 2008 and 2007, the Company had unvested stock awards of 7,637,500, 8,178,500 and 8,752,833, respectively, under the 2004 and 2006 equity plans. All unvested stock awards were included in the diluted earnings per share calculation as they are dilutive. At December 31, 2009, 2008 and 2007, the Company had outstanding warrants of 6,825,113, 2,592,945 and 0, respectively.  Except some warrants were diluted for the third quarter of 2009, warrants were excluded in the diluted earnings per share calculation as they are anti-dilutive for other quarters of 2009 and for the year ended December 31, 2008 and 2007. 340,000 outstanding options issued in 2009, with an exercise price below the market price during the year ended December 31, 2009, were included in the diluted earnings per share calculation as they are dilutive. Additionally, for the third quarter of 2009, some preferred stock were diluted and included in the diluted earnings per share calculation. Dilution is computed by applying the treasury stock method.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

18. STOCKHOLDERS’ EQUITY

1)	Issuance of Preferred Stock

On June 1 and June 15, 2009, the Company issued a total of 17,000 shares of preferred stock, consisting of 10,000 shares of Series E preferred stock (“Series E”) and 7,000 shares of Series F preferred stock (“Series F”), to several accredited investors. The aggregate purchase price for the securities was $17,000,000 and the preferred stock could be converted into a total of 4,388,522 shares of common stock of the Company. Each Preferred Share is entitled to a preferential payment of $1,000 in the event of a liquidation of the Company. From the proceeds of the offering, the Company paid a fee of $850,000 to the Placement Agent for the offering.  The Company also reimbursed the Placement Agent for its out-of-pocket expenses totaling $58,132, and issued to the Placement Agent warrants to purchase 219,426 shares of common stock.  The Company realized net proceeds of $16,091,868 from the offering.

During the third quarter of 2009, 16,500 shares of the convertible preferred stock were converted into 4,256,595 shares of common stock. During the fourth quarter of 2009, 498 shares of the convertible preferred stock were converted into 131,398 shares of common stock. As of December 31, 2009, there were 2 shares of the preferred stock outstanding.

2)	Issuance of Common Stock

In January 2009, according to a five-year employment contract, the company issued 40,000 shares to one employee for the first year of employment.

In March 2009, the company issued 24,775 shares to two audit committee directors for one-year service as stock compensation.

On August 24, 2009, the Company issued 209,000 shares of restricted stock to 63 employees for one-year service as incentive stock compensation according to its 2006 equity plan.

On October 5, 2009 the Company sold 4,592,145 shares of common stock and 1,377,644 common stock purchase warrants pursuant to a Securities Purchase Agreement made on September 30, 2009.  The aggregate purchase price for the securities was $19,000,001. Each Warrant will permit the holder to purchase one share of common stock from the Company for the price of $4.70 per share.  The Warrants will expire in five years from the date of the Agreement. The Company paid a fee of $950,000 to the Placement Agent for the offering.  The Company also reimbursed the Placement Agent for its out-of-pocket expenses, and issued to the Placement Agent warrants to purchase 229,608 shares of common stock with a term of five years and an exercise price of $5.17. In October 2009, according to a two-year employment contract, the company issued 20,000 shares to one employee for first year employment.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

18. STOCKHOLDERS’ EQUITY (Continued)

During December 2009, certain holders exercised 1,722,622 outstanding warrants for the same amount of common stock and paid the Company $6,679,499.

On December 8, 2008, the Board of Directors approved a stock repurchase program. The Company repurchased 194,581 shares as treasury stock as of December 31, 2009.

3)	Stock Options

For the year ended December 31, 2009, the Company issued 340,000 fully vested stock options in connection with the services rendered by the Company’s senior executives and recorded total stock option compensation expenses of $777,661 for the year ended December 31, 2009.

The following table summarizes the stock option activities of the Company:

	Outstanding	Exercise Price	Life in years	Value
Outstanding, December 31, 2008	-	-	-	-
Granted	340,000	$2.66	5.00	$571,200
Forfeited	-			-
Exercised	-			-
Outstanding, December 31, 2009	340,000	$2.66	$4.00	$571,200

4)	Stock Warrants

August 2008 Offering

On August 8 and August 15, 2008, in connection with an offering of common stock, the Company issued warrants to purchase a total of 2,276,474 shares of common stock  to eight accredited institutional funds.  The Company also issued to the Placement Agent warrants to purchase 316,471 shares of common stock.  All the Warrants issued in August 2008 offering permit the holders to purchase common stock from the Company for a price of $5.51 per share.  The Warrants expire in five years.

June 2009 Offering

On June 1 and June 15, 2009, in connection with an offering of preferred stock, the Company issued warrants A and B to purchase a total of 6,450,854 shares of common stock of the Company for prices ranging from $3.79 to $5.68 per share.  The warrants issued in the June 2009 offering consist of:

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

18. STOCKHOLDERS’ EQUITY (Continued)

Series A Warrants

Series A Common Stock Purchase Warrants permit the holder to purchase 1,187,334 shares of common stock for $4.92 per share at any time before November 27, 2014 and 875,000 shares of common stock for the same price at any time before December 12, 2014.

Series B Warrants

Series B Common Stock Purchase Warrants permit the holder to purchase 2,638,520 shares of common stock for $3.79 per share at any time before November 27, 2009 and 1,750,000 shares of common stock for $4.00 per share any time before December 9, 2009.   The Company can force the holders to exercise the Series B Warrants under certain circumstances. As of December 31, 2009, there was no  outstanding Series B Warrants because they are either exercised or expired.

 Series C Warrants

Series C Common Stock Purchase Warrants permit the holders to purchase  shares of ABAT’s common stock for $5.68 per share at any time before November 27, 2014 or  before December 12, 2014, depending on the issue date of the warrant.  The number of shares for which the Series C Warrants may be exercised equals 25% of the number of Series B Warrants exercised by the Holder.  Accordingly, at December 31, 2009 there were outstanding 179,750 Series C Warrants to purchase 179,750 shares that will expire on November 27, 2014 and Series C Warrants to purchase 250,907 shares that will expire on December 12, 2014.

October 2009 Offering

On October 5, 2009, in connection with an offering of common stock, the Company issued to four accredited institutional funds warrants with a term of five years to purchase a total of 1,377,644 shares of common stock for the price of $4.70 per share. The Company also issued to the Placement Agent warrants to purchase 229,608 shares of common stock for a price of $5.17 with a term of five years.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

18. STOCKHOLDERS’ EQUITY (Continued)

Following is a summary of the status of warrants activities as of December 31, 2009:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, January 1, 2009	2,592,945	$5.51	3.58	$-
Granted	8,620,691	4.40	4.91	-
Forfeited	2,665,901	3.85	0	-
Exercised	1,722,622	3.91	0	-
Outstanding, December 31, 2009	6,825,113	$5.16	$4.50	$-

Both Investor Warrants and Placement Agent Warrants do not meet the conditions for equity classification pursuant to ASC 815 “Accounting for Derivatives” and ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as warrant liability.

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

For the June 2009 offering, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 91.50%; Risk free interest rate: 2.55% and 0.29% for Series A and Series B&C warrants, respectively with respect to June 1, 2009 issuance and  2.69% and 0.31% for Series A and Series B&C warrants, respectively with respect to June 15, 2009 issuance; Expected term: 5.5 years for Series A Warrant  and 0.5 years for Series B warrants. The fair value of those warrants at the grant date was calculated at $9,514,432.   In addition, 430,656 Series C Warrants, whose exercisability was contingent on exercise of Series B Warrants, vested  in December 2009. The fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 90.9%; Risk free interest rate: 2.24%, Expected term: 5.0 years. The fair value of those warrants at the grant date was calculated at $997,887.

For the October 2009 offering, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 89.08%; Risk free interest rate: 2.21%,; Expected term: 5.0 years. The fair value of those warrants at the grant date was calculated at $4,242,032.

As of December 31, 2009, the fair value of outstanding warrants is $17,221,335.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

19.  CONCENTRATION OF RISKS

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $43,868,543 and $30,113,190 as of December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, the Company held $9,054,816 and $3,177,873 of cash balances within the United States of which $8,222,219 and $2,632,965 was in excess of FDIC insurance limits, respectively.

Four (4) major customers accounted for approximately 29.5% of the net revenue for the year ended December 31, 2009, with each customer individually accounting for 13.1%, 6.7%, 5.1% and 4.6%, respectively. At December 31, 2009, the total receivable balance due from these customers was $5,652,914, representing 34.8% of total accounts receivable. Four (4) major customers accounted for 47.1% of the net revenue for the year ended December 31, 2008. At December 31, 2008, the total receivable balance due from these customers was $4,138,089, representing 28.1% of total accounts receivable.

Four (4) major vendors provided approximately 33.1% of the Company’s purchases of raw materials for the year ended December 31, 2009, with each vendor individually accounting for 12.8%, 7.7%, 7.5% and 5.2%, respectively. The Company’s accounts payable to these vendors was $0 as of December 31, 2009, representing 0% of total accounts payable. Four (4) vendors provided around 55.6% of the Company’s purchase of raw materials for the year ended December 31, 2008, with each vendor individually accounting for 20.5%, 12.8%, 11.8% and 10.5%, respectively. The Company’s accounts payable to these vendors was $70,408 as of December 31, 2008.

20.  LITIGATION

On September 30, 2009, the Company was named as a defendant in an action filed in the United States District Court for the Southern District of New York.  The action, brought by the Company’s former Chief Technological Officer, Mr. Sui-yang Huang, alleges that based on his Employment Contract, he should have been paid certain additional stock benefits by November 30, 2008; Mr. Huang also purports to state ancillary quasi-contract and tort claims related to his contract claim and his eventual dismissal from the Company.  Mr. Huang’s complaint demands between approximately $1.25 and $5 million in compensatory damages, plus an unspecified amount of punitive and other damages.  The Company believes that all of Mr. Huang’s alleged claims are without merit, and it is contesting the claims.

On July 21, 2009, the Company was named as one of the defendants in a lawsuit filed by Veken Scooters, Inc. in the Circuit Court of Cook County, Illinois.  Veken Scooters, Inc. alleged that ABAT breached an agreement to pay $137,000 relating to certain scooters. The Company denied liability, but reached a settlement of $18,906 with the plaintiff in January 2010.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

20.  LITIGATION (Continued)

In September 2008, Susquehanna Financial Group, LLLP (“SFG”) commenced an action against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania.  SFG alleges that it was a party to two contracts with the Company, pursuant to which SFG alleges that it was entitled to serve as financial advisor with respect to any offering of securities by the Company completed prior to March 2009.  SFG alleges that the Company failed to afford SFG the opportunity to serve as its financial advisor in connection with the private placement by the Company in August 2008.  SFG alleges that it is entitled to damages in the amount of $1,359,872 and a warrant to purchase 81,882 share of the Company’s common stock exercisable at $8.00 per share.  The Company has answered the complaint and denied that SFG was entitled to serve as financial advisor in connection with the August 2008 private placement by reason of the fact that SFG had terminated its agreements with the Company and had waived any continuing rights under the contracts, and had acted in bad faith in connection with the services it undertook to perform for the Company. The Parties are currently in the midst of the discovery process, which should be completed by mid-summer 2010.  Once discovery is complete, the Court will issue a schedule for the trial date.

In September 2008, Jiansu Sanjiang Disheng Electric Machinery Co., Ltd. filed a lawsuit at Wuxi Sub-district Court of High-Tech Industrial Park, demanding specific performance by Wuxi Angell, now known as Wuxi ZQ, for unpaid debts plus accrued interest. Wuxi ZQ was ordered to pay a total amount of RMB1,024,524 (approximately $150,665) in addition to the applicable court costs. As of December 31, 2009, RMB 740,730 (approximately $107,927) has not been paid by Wuxi ZQ. Wuxi ZQ paid the full amount as of February 25, 2010.

In June 2008, an action was filed against the Company by Mr. Jinyu Zhu in Wuxi Sub-district Court of High-Tech Industrial Park, demanding the payment of unpaid debts of RMB1,000,000 (approximately $147,058) by Wuxi Angell, now known as Wuxi ZQ. A judgment order was issued against Wuxi ZQ for an immediate payment of the claimed amount plus court costs. As of December 31, 2009, the entire amount has not been paid by Wuxi ZQ. Wuxi ZQ paid the full amount as of February 9, 2010.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

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

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2009.  As of December 31, 2009, the Company made a total down payment of $2,860,882 on those long-term assets. The Company still has the commitment to pay the remaining contract amount of $1,669,414 in 2010.

Company entered into a lease agreement with Pantheon Realty, Inc. Under the agreement, the Company is obligated to pay $4,000 monthly from June 1, 2009 to May 31, 2011.  The Company entered into another lease agreement with 15 W 39th St. NY LLC to lease its administrative office in New York City from June 1, 2009 to May 31, 2012. Under the agreement, the Company is obligated to pay $8,000, $8,200 and $8,405 monthly for the first, second and third year, respectively.

According to the five-year employment contract, the company issued 40,000 shares to one employee in January 2009 and there are 160,000 shares remaining to be issued to him in the following four years if the employee is still employed by the Company.

The company entered into a sewer construction agreement in order to achieve compliance with a local enviromental protection regulation. As of December 31, 2009, the Company made a total down payment of approximately $479,500. The Company still has the commitment to pay the remailing amount of approximately $205,500 in 2010.

22.  RELATED PARTY TRANSACTIONS

In July 2009, the Company signed a lease agreement with the Chairman of the Company, Mr Zhiguo Fu, to lease a house owned by Mr. Fu for the purpose of accommodating the frequent travel lodging needs for the Company’s employees in China traveling to U.S. The monthly rent is $4,000 and the lease will expire in three years.

23.  SEGMENT INFORMATION

The Company follows the provisions of ASC 280, “Segment Reporting,” which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker has been identified as the Chief Executive Officer.

The Company has two operating segments, which are batteries and electric vehicles segments.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

24.  SEGMENT INFORMATION (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

For the Year Ended December 31, 2009	Batteries	Electric Vehicles	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	48,271,642	20,329,896	-	(5,039,613)	63,561,925
Interest Income (expense)	92,818	(496,124)	192,985		(210,321)
Depreciation and Amortization	1,036,771	1,017,986	12,694	562,193	2,629,643
Segment assets	91,031,626	45,311,073	110,465,225	(88,981,570)	157,826,354
Segment net income (loss) before tax	22,114,712	(203,897)	(3,675,721)	9,357,144	27,592,238

Reconciliation of segment incomes to consolidated incomes	For the Year Ended December 31, 2009

Total segment income	18,235,095
Elimination of intersegment profits	552,176
Gain on bargain purchase	9,909,320
Consolidated income before income taxes	27,592,239

Reconciliation of segment assets to consolidated assets	As of December 31, 2009

Total segment net assets	246,807,924
Elimination of intersegment receivables	(98,114,925)
Increased asset value not allocated to segments	9,133,355
Consolidated assets	157,826,354

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

25. Restatement and Disclosure of Quarterly Financial Information (Unaudited)

We have restated the consolidated financial statements for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009, for the following reasons:

Both Investor Warrants and Placement Agent Warrants were originally treated as equity and included in the Additional Paid-in Capital. Upon adoption of EITF 07-05, new codification ASC 815-40-15, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”, which became effective for the fiscal years beginning after December 15, 2008 as the guiding literature toward evaluating the criteria whether an instrument is indexed to its own stock, the Company has determine that these warrants do not meet the conditions for equity classification pursuant to the guidance of ASC 815-40-15 and therefore it is appropriate to reclassify these warrants from equity to  liability. As a result of this change, the Company has reevaluated the fair value of the warrant liabilities for each of the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 and adjusted the warrants to their respective fair value through earnings for each reporting period.

The impact of this restatement on the financial statements as previously reported is summarized below:

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

25. Restatement and Disclosure of Quarterly Financial Information (Unaudited)

The tables below list the quarterly financial information.

	Quarters Ended
Year 2009	March 31		June 30		September 30		December 31
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Total Assets	$82,705,276	$82,705,276	$133,641,097	$133,641,097	$137,094,057	$137,094,057	$157,826,354
Warrant liability	-	2,965,306	-	17,455,917	-	17,185,974	17,221,335
Additional paid-in capital	39,602,197	36,172,205	66,097,910	53,153,485	66,740,056	53,795,631	74,114,123
Retained earnings	35,458,033	35,922,719	42,983,451	38,471,959	47,799,528	43,557,979	52,752,687

Revenues	10,685,737	10,685,737	13,771,583	13,771,583	17,714,278	17,714,278	21,390,327
Gross profits	5,034,548	5,034,548	6,312,983	6,312,983	7,627,050	7,627,050	9,417,866
Other income (expenses) - Change in fair value of warrants	-	464,686	-	(4,976,178)	-	269,943	3,574,710
Net income	3,600,297	4,064,983	7,990,104	3,013,926	4,816,077	5,086,020	9,194,708

Income per share - basic	$0.08	$0.09	$0.16	$0.06	$0.09	$0.10	$0.15
Income per share - diluted	$0.07	$0.07	$0.14	$0.05	$0.08	$0.08	$0.14

Outstanding shares-basic	47,055,374	47,055,374	48,901,584	48,901,584	52,970,305	52,970,305	59,390,317
Outstanding shares-diluted	54,692,874	54,692,874	58,056,619	58,056,619	61,342,040	61,342,040	67,367,817

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A.	CONTROLS AND PROCEDURES

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

(c)           Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified no material weaknesses in our internal control over financial reporting.  Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were effective as of December 31, 2009.

This annual report contains an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  The attestation report is included in the opinion of the registered independent public accounting firm set forth in Item 8 of this report.

ITEM 8B.                  OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2010 Annual Meeting of Shareholders  within 120 days after December 31, 2009, and certain information included therein is incorporated herein by reference.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zhiguo Fu	60	Chairman, Chief Executive Officer	2004
Guohua Wan	57	Director, Chief Financial Officer	2004
Guopeng Gao	37	Director	2005
Hongjun Si	34	DirectorT	2005
Liqui Bai	40	Director	2005
John McFadden	66	Director	2007
Yulin Hao	65	Director	2007
Ning Li	56	Director	2007
Shaoqiu Xia	63	Director	2007
Shiyan Yang	47	Director	2007
Cosimo J. Patti	60	Director	2007

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance, the Board, Board Committee and Meetings,”  “Executive Officers,” “Shareholder Communications to the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2010 Annual Meeting of Shareowners, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009.

ITEM 10.                  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Director Compensation,” “Report of the Compensation Committee” ”Compensation Discussion and Analysis,” “Outstanding Equity Awards at Fiscal Year-End 2009” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2010 Annual Meeting of Shareowners, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009.

ITEM 11.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management”  in our definitive proxy statement for our 2010 Annual Meeting of Shareowners, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009.

ITEM 12.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Certain Relationships - Related Party Transactions” and “Corporate Governance, the Board, Board Committee and Meetings” in our definitive proxy statement for our 2010 Annual Meeting of Shareowners, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009.

ITEM 13.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Audit and Other Fees Paid to our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2010 Annual Meeting of Shareowners, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009.

ITEM 14.                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm - Friedman LLP

Report of Independent Registered Public Accounting Firm - Bagell, Josephs, Levine & Company, L.L.C.

Consolidated Balance Sheet - December 31, 2009 and 2008

Consolidated Statements of Income and Other Comprehensive Income – Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(b)  Financial Statement Schedules.

All schedules are omitted, either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto

(c) .Exhibit List

3-a	Amended and Restated Certificate of Incorporation – filed as an exhibit to the Current Report on Form 8-K dated July 12, 2004 and incorporated herein by reference.

3-a(1)
Certificate of Amendment of Certificate of Incorporation dated June 25, 2009 - filed as an exhibit to the Company's Current Report on Form 8-K dated June 25, 2009 and filed on June 26, 2009, and incorporated herein by reference.

3-b	Amended By-laws – filed as an exhibit to the Company's Current Report on Form 8-K dated August 2, 2007 and filed on August 9, 2007, and incorporated herein by reference.

4-a
Form of Series A Common Stock Purchase Warrant issued on June 1, 2009 and June 17, 2009 - filed as an exhibit to the Company's Current Report on Form 8-K dated June 1, 2009 and filed on June 2, 2009, and incorporated herein by reference.

4-b
Form of Series C Common Stock Purchase Warrant issued on June 1, 2009 and June 17, 2009 - filed as an exhibit to the Company's Current Report on Form 8-K dated June 1, 2009 and filed on June 2, 2009, and incorporated herein by reference.

4-c
Form of Common Stock Purchase Warrant issued on October 5, 2009  - filed as an exhibit to the Company's Current Report on Form 8-K dated October 5, 2009 and filed on October 7, 2009, and incorporated herein by reference.

10-a	2006 Equity Incentive Plan – filed as an exhibit to the Registration Statement on Form S-8 (333-133492) and incorporated herein by reference.

10-b	2009 Equity Incentive Plan - filed as Appendix A to the Definitive Proxy Statement filed on May 26, 2009 and incorporated herein by reference.

10-c	Stock Purchase Agreement dated December 18, 2008 between Beyond E-Tech, Inc. and Advanced Battery Technologies, Inc.

14.
Advanced Battery Technologies, Inc. Employee Code of Business Conduct and Ethics - filed as an exhibit to the Company's Current Report on Form 8-K dated August 2, 2007 and filed on August 9, 2007, and incorporated herein by reference.

21	Subsidiaries – Cashtech Investment Limited
Harbin ZhongQiang Power-Tech Co., Ltd.

23.	Consent of Friedman LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Battery Technologies, Inc.

By: /s/ Zhiguo Fu
Zhiguo Fu, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 30, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhiguo Fu
Zhiguo Fu, Director,
Chief Executive Officer

/s/ Guohua Wan
Guohua Wan,
Chief Financial and Chief
Accounting Officer, Director

/s/ Guopeng Gao
Guopeng Gao, Director

/s/ Hongjun Si
Hongjun Si, Director

/s/ Liqui Bai
Liqui Bai, Director

/s/ John McFadden
John McFadden, Director

/s/ Yulin Hao
Yulin Hao, Director

/s/ Ning Li
Ning Li, Director

/s/ Shaoqin Xia
Shaoqiu Xia, Director

/s/ Shiyan Yang
Shiyan Yang, Director

Cosimo J. Patti