Form 10-K/A
period 2009-12-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2010-04-30
CIK 745651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

AMENDMENT NO. 1:  EXPLANATORY NOTE

This amendment is being filed in order to include the information required in Part III, the entirety of which was omitted from the initial filing.

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

ITEM 8B.                  OTHER INFORMATION

None.

PART III

ITEM 9.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zhiguo Fu	60	Chairman, Chief Executive Officer	2004
Guohua Wan	57	Director, Chief Financial Officer	2004
Guopeng Gao	37	Director	2005
Hongjun Si	34	Director	2005
Liqui Bai	40	Director	2005
John McFadden	66	Director	2007
Yulin Hao	65	Director	2007
Ning Li	56	Director	2007
Shaoqiu Xia	63	Director	2007
Shiyan Yang	47	Director	2007
Cosimo J. Patti	60	Director	2007
Dan Chang	35	Senior Vice President	--

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

John J. McFadden.  Since 1998 Mr. McFadden has been self-employed as a consultant, providing consultation to his clients regarding both investment banking and energy matters.  From 1996 until 1998 Mr. McFadden was employed as the Senior Managing Director of Cambridge Holding and Cambridge Partners, LLC, a private investment company.  From 1968 until 1996 Mr. McFadden was employed by The First Boston Corporation with a variety of responsibilities in corporate finance and public finance, including service as Vice President and Treasurer.  Mr. McFadden contributes to the Board his 40 years of experience in public and corporate finance as well as his insights into corporate management.  Mr. McFadden currently also serves as a member of the Board of Directors of China Digital Animation Development, Inc. (OTCBB:  CHDA).  In 1967 Mr. McFadden was awarded a B.A. degree by St. Bonaventure University.

Yulin Hao.  Since 2002 Mr. Hao has been employed as Vice General Manager by the Heilongjiang Jinli Accounting Firm, a firm of accountants in China’s Heilongjiang province.  From 1998 to 2002 Mr. Hao was employed by the East Asian Energy Transportation Company as General Manager, with responsibilities for capital management.  From 1994 until 1997 Mr. Hao was employed as Vice President by the Guotai Securities Corporation.  Mr. Hao contributes to the Board his expertise in Chinese accounting practice as well as his experience in doing business in China.  In 1964 Mr. Hao was awarded a Certificate in finance by the Heilongjiang Finance College.

Ning Li.  Since 1990 Doctor Li has been employed as a Professor by the Harbin Industrial University, where she engages in teaching and research.  Dr. Li contributes to the Board her knowledge of electrical engineering and battery technology.  In 1990 Dr. Li was awarded a Doctoral Degree in Science by the Harbin Industrial University.

Shaoqiu Xia.  Since 1993 Mr. Xia has been employed as Deputy Secretary in the Government of the City of Harbin, China.  During the eight years immediately preceding his entry into government service, Mr. Xia was employed as President of Harbin Electrical and Mechanical Production Company.  Mr. Xia contributes to the Board his familiarity with business practices in China, in particular government regulation of business practices in China, as well as his familiarity with electronic manufacturing processes.  Mr. Xia currently also serves as a member of the Board of Directors of China Digital Animation Development, Inc. (OTCBB:  CHDA).  Mr. Xia was awarded a Bachelors Degree in Science in 1967 by the Shenyang Industrial University.

Shiyan Yang.  Since 1998 Doctor Yang has been employed as a Professor by the Harbin Industrial University, where he engages in teaching and research.  Dr. Yang contributes to the Board his knowledge of electrical engineering and battery technology.  In 1998 he was awarded a Doctoral Degree in Science by the Harbin Industrial University.

Cosimo J. Patti.  Mr. Patti has over 35 years of managerial experience in the financial services industry.  Since 1999 Mr. Patti has been employed as President of Technology Integration Group, Inc. d/b/a FSI Advisors Group.  FSI Advisors Group is an international consortium of financial services boutiques.  Mr. Patti has been responsible for procuring business opportunities for the member firms.  During the period from 2002 to 2004 Mr. Patti was also employed by iCi/ADP as Senior Director Applications Planning, with responsibility for managing the applications planning area of the fixed income software subsidiary of ADP.  Mr. Patti serves as an Industry Arbitrator for both the NASD and the New York Stock Exchange.  Mr. Patti contributes to the Board his many years of experience managing corporate teams in domestic and international operations, compliance and sales organizations. Mr. Patti currently also serves as a member of the Boards of Directors of American Oriental BioEngineering, Inc. (NYSE:  AOB) and China XD Plastics Company Ltd. (NASDAQ:  CXDC).

Dan Chang.  Mr. Chang joined Advanced Battery Technologies in 2009 as Senior Vice President.  During the two years prior to joining Advanced Battery Technologies, Mr. Chang was employed as Senior Vice President of China Natural Gas, Inc., a natural gas distributor listed on the OTC Bulletin Board.  Prior to joining China Natural Gas, Inc., Mr. Chang was engaged in pursuing a master’s degree in accountancy.  From 2000 to 2004 Mr. Chang was employed with the investment banking groups of two firms located in Taipei, rising to the position of Associate Manager at the second location, Taiwan Securities Group.  Mr. Chang was awarded a masters degree in accountancy by Pace University (New York) in 2006.  In 1998 Mr. Chang was awarded a masters in business administration by the National Cheng-Chi University in Taiwan.

Audit Committee; Compensation Committee; Nominating Committee

We have certain standing committees of the Board, each of which is described below.

The Audit Committee consists of John J. McFadden, Cosimo J. Patti and Yulin Hao.  Mr. McFadden serves as the chairman of the Audit Committee.  The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Audit Committee oversees our accounting and financial reporting processes and procedures, reviews the scope and procedures of the internal audit function, appoints our independent registered public accounting firm and is responsible for the oversight of its work and the review of the results of its independent audits.  The Audit Committee met three times during 2009.

The Board of Directors has determined that John J. McFadden, who serves as Chairman of the Audit Committee, is an audit committee financial expert by reason of his experience in corporate finance and investment banking.  Mr. McFadden is an independent director, within the definition of that term applicable to issuers listed on the NASDAQ Stock Market.

The Compensation Committee consists of Cosimo J. Patti, John J. McFadden and Shaoqiu Xia.  Mr. Patti serves as chairman of the Compensation Committee.  The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Compensation Committee oversees the Company’s policies regarding compensation and benefits, evaluates the performance of the Company’s executive officers, reviews and approves the compensation of the Company’s executive officers, and sets the compensation for members of the Board of Directors.  The Compensation Committee met once during 2009.

The Nominating and Corporate Governance Committee consists of Yulin Hao, Shiyan Yang and Ning Li.  Mr. Hao serves as chairman of the Nominating and Corporate Governance Committee.  The Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Nominating and Corporate Governance Committee makes recommendations to the Board regarding nominees to be submitted to our shareholders for election at each annual meeting of shareholders, selects candidates for consideration by the full Board to fill any vacancies on the Board, and oversees all of our corporate governance matters.  The Nominating and Corporate Governance Committee met once during 2009.

Procedure for Nominating or Recommending for Nomination Candidates for Director

There have been no changes to the procedures by which the shareholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on June 10, 2009 for its Annual Meeting of Shareholders, which was held on June 25, 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Except as noted below, to the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during fiscal 2009, all Section 16(a) filing requirements applicable to the Directors, executive officers and greater than 10% shareholders were satisfied, except that none of the members of the Board of Directors other than Zhiguo Fu and John McFadden have filed initial reports on Form 3.

ITEM 10.                   EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

 Oversight of Our Executive Compensation Program

The Compensation Committee oversees the compensation of our named executive officers (currently, Zhiguo Fu and Guohua Wan), and is composed entirely of independent Directors as defined under the listing standards of NASDAQ. The Compensation Committee is responsible for reviewing, approving and evaluating the Chief Executive Officer’s performance in light of the goals and objectives of the Company. It also makes compensation recommendations with respect to our other executive officers, including approval of awards for incentive compensation and equity-based plans. The Compensation Committee administers all of our stock-based and other incentive compensation plans. The committee also assists the Board of Directors in developing succession planning for our executive officers.

 Objectives of Our Compensation Program

Our compensation program is designed to attract, motivate and retain key leaders and to align the long-term interests of the named executive officers with those of our shareholders. To date, the compensation paid to the named executive officers has been based on prevailing compensation norms in the PRC.  The Compensation Committee is currently reviewing the Company’s executive compensation practices with a view to enabling the Company to better attract qualified executives in the United States.

The Role of the Chief Executive Officer in Determining Executive Compensation

The Compensation Committee, working with the Chief Executive Officer, evaluates and approves all compensation regarding our named executive officers.  Our named executive officers report directly to our Chief Executive Officer who supervises the day to day performance of those officers.  Accordingly, the Chief Executive Officer makes recommendations to the Compensation Committee regarding salaries, bonuses and equity awards for the other named executive officers and is required to annually review our executive compensation program for the named executive officers (other than himself). The Compensation Committee strongly considers the compensation recommendations and the performance evaluations of the Chief Executive Officer in making its decisions and any recommendations to the Board of Directors with respect to non-CEO compensation, incentive compensation plans and equity-based plans that are required to be submitted to the Board.  In deliberations or approvals regarding the compensation of the other named executive officers, the committee may elect to invite the Chief Executive Officer to be present but not vote. In any deliberations or approvals of the committee regarding the Chief Executive Officer’s compensation, the Chief Executive Officer is not invited to be present.

 Compensation Consultant

The Compensation Committee has the authority to hire compensation, accounting, legal or other advisors. In connection with any such hiring, the committee can determine the scope of the consultant’s assignments and their fees. While the Compensation Committee has not, to date, retained an outside compensation consultant, the committee may retain a consultant in the future to provide the committee with data regarding compensation trends, to assist the committee in the preparation of market surveys or tally sheets or to otherwise help it evaluate compensation decisions.

 Our Compensation Program for Our Chief Executive Officer

The Company has paid to our Chief Executive Officer cash compensation of $225,000 during 2009 and $77,500 in each of the prior two years.  Effective on January 1, 2009, the Compensation Committee awarded Mr. Fu a nonqualified option to purchase 300,000 shares of common stock at the market price on that date.  The Company has not delivered any other compensation or benefits to Mr. Fu during the past three years.

Potential Post-Termination Benefits for our Chief Executive Officer

The Company has not adopted any provisions regarding the payment of post-termination benefits or severance pay to Zhiguo Fu.

 The Company’s Compensation Program for Named Executive Officers Other Than Our Chief Executive Officer

Guohua Wan, the other named executive officer, is not party to an employment agreement. As a result, her compensation is reviewed and determined by the Compensation Committee on an annual basis. The Compensation Committee may also review an executive officer’s compensation if that executive officer is promoted or experiences a change in responsibilities.

Ms. Wan reports directly to our Chief Executive Officer who supervises her day to day performance.   Our Chief Executive Officer annually reviews our executive compensation program (other than for himself) and makes compensation recommendations to the Compensation Committee.  The Compensation Committee strongly considers the recommendations of the Chief Executive Officer in making its decisions and any recommendations to the Board of Directors with respect to non-CEO compensation, incentive compensation plans and equity-based plans that are required to be submitted to the Board.

To date, the compensation paid to Guohua Wan has been based on prevailing compensation norms in the PRC.  The Compensation Committee is currently reviewing the appropriateness of this compensation arrangement, and expects to recommend to the Board that the compensation paid by the Company to Ms. Wan should more closely approximate the amount of compensation paid to executives in similar positions with U.S.- based public companies.

 Equity Compensation

The Company’s 2006 Equity Incentive Plan (the “2006 Plan”) and 2009 Equity Incentive Plan (the “2009 Plan”) are administered by the Compensation Committee as a long-term component of the Company’s compensation package. The number of equity awards granted to each eligible named executive officer is made on a discretionary rather than formula basis by the Compensation Committee with the recommendation of the Chief Executive Officer.  The maximum number of shares that remain available to be issued by the Compensation Committee under the 2006 Plan is 891,000 shares.  5,000,000 shares are available for grant under the 2009 Plan.  In addition, shares available for grant as a result of cancellation or termination of previously granted awards will also be available for grant.

 Tax Implications of Executive Compensation

Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation that a company may deduct in any one year with respect to its principal executive officer and each of its other three most highly paid executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation that meets certain requirements. Annual cash incentive compensation and stock option awards are generally forms of performance-based compensation that meet those requirements and, as such, are fully deductible.

Grants of stock options to our named executive officers under our 2006 Plan have not exceeded the $1,000,000 threshold.  Therefore, we expect to deduct compensation of our named executive officers related to compensation under the 2006 Plan.

The Compensation Committee has considered and will continue to consider tax deductibility in structuring compensation arrangements. However, the Compensation Committee retains discretion to establish executive compensation arrangements that it believes are consistent with the principles described earlier and in the best interests of our Company and its shareholders, even if those arrangements may not be fully deductible under Section 162(m).

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

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed with management the Compensation Discussion and Analysis for 2009 to be included in this Annual Report on Form 10-K.  Based on its review and discussion referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report.

Members of the Compensation Committee:

Cosimo Patti, Chairman
John McFadden
Shaoqui Xia

COMPENSATION ARRANGEMENTS

Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid by Advanced Battery Technologies and its subsidiaries to Zhiguo Fu, its Chief Executive Officer, and Guohua Wan, its Chief Financial Officer, for services rendered in all capacities to the Company during the years ended December 31, 2009, 2008 and 2007.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2009 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Zhiguo Fu	2009	$225,000	--	686,171(1)	--	--	$911,171
	2008	$77,500	--	--	--	--	$ 77,500
	2007	$77,500	--	--	--	--	$ 77,500
Guohua Wan	2009	$50,000	--	91,490(1)	--	--	$141,490
	2008	$ 8,636	--	--	--	--	$ 8,636
	2007	$ 7,900	--	--	--	--	$ 7,900
________________
(1)           Represents the fair value of options for 300,000 shares (Zhiguo Fu) and 40,000 shares (Guohua Wan) granted as of January 1, 2009.

Employment Agreements

All of the named executive officers of the Company are employed on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2009.  No other equity grants were made to the named executive officers during 2009.

Option Grants in the Last Fiscal Year

	Grant Date	Date of Action by the Compensation Committee	Estimated Future Payout Under Equity Incentive Plan Awards (Maximum)(#)	Exercise or Base Price of Option Awards	Closing Price on Grant Date	Grant Date Fair Value of Option Award
Zhiguo Fu	1/1/09	12/16/08	300,000	$2.66	$2.66	$686,171
Guohua Wan	1/1/09	12/16/08	40,000	$2.66	$2.66	$ 91,490

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2009 and held by them unvested at December 31, 2009.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Zhiguo Fu	300,000(1)	--	300,000(1)	2.66	12/15/13
Guohua Wan	40,000(1)	--	40,000(1)	2.66	12/15/18
________________
(1)           The options held by Zhiguo Fu and Guohua Wan vested on January 1, 2010.

Remuneration of Directors

The Board of Directors has agreed that it will issue to each new director, upon commencement of his or her service and on each anniversary of his or her commencement date, common shares with a market value equal to 10,000 Renminbi (approximately $1,462).  However, in lieu of that arrangement, the Board has made special arrangement with Messrs. McFadden and Patti.

The Board has agreed that it will issue to each of John McFadden and Cosimo J. Patti, upon commencement of his service and on each anniversary of his commencement date, common shares with a market value of $30,000.  Advanced Battery Technologies will also pay each of them a fee of $1,000 for each meeting of the Board or of any committee of the Board that he attends.  During 2009 the Board issued 13,010 shares of common stock to Mr. McFadden and 11,765 shares of common stock to Mr. Patti.

The following table summarizes the total compensation earned by all non-employee Directors during 2009:

Director Summary Compensation for 2009
Name	Fee Earned or Paid in Cash($)	All Other Compensation ($)	Total ($)
John McFadden	24,000	30,000(1)	54,000
Yulin Hao	1,439	--	1,439
Ning Li	1,439	--	1,439
Shaoqui Xia	1,439	--	1,439
Shiyan Yang	1,439	--	1,439
Cosimo Patti	24,000	30,000(1)	54,000
________________
(1)   Represents the market value of shares of common stock issued, on the date of issuance.

 In addition to the amounts shown above, non-employee Board members received reimbursement for travel and lodging expenses incurred while attending Board and committee meetings and Board-related activities, such as visits to Company locations.

There were no outstanding options or other equity awards at year-end 2009 for non-employee Directors.

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

There are 68,602,139 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Zhiguo Fu	9,149,730(1)	13.3%
Guohua Wan	110,000(1)	0.2%
Guopeng Gao	70,000	0.1%
Hongjun Si	60,000	0.1%
Liqui Bai	30,000	0.1%
John McFadden	36,731	0.1%
Yulin Hao	(2)	--
Ning Li	(2)	--
Shaoqiu Xia	(2)	--
Shiyan Yang	(2)	--
Cosimo J. Patti	32,685	0.1%
All officers and directors (12 persons)	9,509,146(1)(2)	13.9%
________________
(1)           Includes shares subject to stock options that are exercisable within 60 days of the date of this report as follows:

Name of Beneficial Owner	Options (#)
Zhiguo Fu	300,000
Guohua Wan	40,000

(2)           The Company has committed to issue to each of Yulin Hao, Ning Li, Shaoqui Xia and Shiyan Yang shares whose market value was equal to 10,000 Renminbi on the date on which their service on the Board initiated.

ITEM 12.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In July 2009, the Company signed a lease agreement with the Chairman of the Company, Mr Zhiguo Fu, to lease a house owned by Mr. Fu in the United States for the purpose of accommodating the frequent travel lodging needs for the Company’s employees in China traveling to U.S. The monthly rent is $4,000 and the lease will expire in three years.  Otherwise, there were no material related party transactions between the Company and any of its officers or directors during 2009.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  John McFadden, Yulin Hao, Ning Li, Shaoqiu Xia, Shiyan Yang and Cosimo J. Patti.

ITEM 13.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In January 2010 the audit practice of Bagell, Josephs, Levine & Company, LLP, the Company’s independent registered public accounting firm, was combined with Friedman LLP.

Audit Fees
Freidman LLP billed $265,000 to the Company for professional services rendered for the audit of fiscal 2009 financial statements and review of the financial statements included in fiscal 2009 10-Q filings.  Freidman LLP billed $120,000 to the Company for professional services rendered for the audit of fiscal 2008 financial statements.

Audit-Related Fees
Freidman LLP billed $0 to the Company during 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.  Freidman LLP billed $0 to the Company during 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.

Tax Fees
Freidman LLP billed $0 to the Company during 2009 for professional services rendered for tax compliance, tax advice and tax planning.  Freidman LLP billed $0 to the Company during 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees
Freidman LLP billed $0 to the Company in 2009 and $0 in 2008 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Freidman LLP.

Subcontracted Services
All work on Friedman LLP’s engagement to audit the Company’s financial statements for 2009 was performed by full-time permanent employees of Friedman LLP.

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