Form 10-Q
period 2010-03-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2010-05-10
CIK 745651

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Yes  X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ____ No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer____ Accelerated filer   X    Non-accelerated filer____ Small reporting company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ____  No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 10, 2010
Common Voting Stock: 68,586,531

ADVANCED BATTERY TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

		Page No
Part I	Financial Information

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet – March 31, 2010 (unaudited)
	and December 31, 2009	2
	Condensed Consolidated Statements of Income and Other Comprehensive Income –
	for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows – for the Three Months
	Ended March 31, 2010 and 2009 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	30
Item 3	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35

Part II	Other Information

Item 1.	Legal Proceedings	36
Items 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits	37

Signatures		37

PART I - FINANCIAL INFORMATION

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$56,102,065	$52,923,358
Accounts receivable, net	22,098,595	22,406,927
Inventories, net	5,171,862	3,680,098
Loan receivable	1,600,000	1,600,000
Other receivables	247,946	107,751
Advance to suppliers,net	7,411,700	7,940,129
Total Current Assets	92,632,168	88,658,263

Property, plant and equipment, net	48,683,371	47,248,600
Total Fixed Assets	48,683,371	47,248,600

Other assets:
Investment in unconsolidated entity	783,618	785,057
Investment advance	1,463,100	1,457,034
Deposit for long-term assets	1,601,947	2,860,882
Intangible assets, net	14,151,009	14,317,502
Goodwill	2,482,603	2,472,311
Other assets	57,864	26,705
Total other assets	20,540,141	21,919,491

Total Assets	$161,855,680	$157,826,354

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loan	$-	2,916,071
Accounts payable	792,427	670,254
Advance from Customers	229,823	228,871
Accrued expenses and other payables	1,057,527	1,389,130
Total Current Liabilities	2,079,777	5,204,326

Long term liabilities:
Deferred tax liability	3,468,262	3,468,262
Warrant liability	16,015,461	17,221,335
Total Liabilities	21,563,500	25,893,923

Stockholders' Equity
Preferred stock, $0.001 face value, 5,000,000 shares authorized; 2 shares issued and 2 shares outstanding as of March 31, 2010 and December 31, 2009	$-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 68,781,112 shares issued and 68,586,531 shares outstanding as of March 31, 2010 and 68,778,112 shares issued and 68,583,531 shares outstanding as of December 31, 2009	68,781	68,778
Additional paid-in-capital	74,529,711	74,114,122
Accumulated other comprehensive income	5,915,919	5,496,334
Retained earnings	60,277,260	52,752,687
Less: Cost of treasury stock (194,581 shares as of March 31,2010 and December 31, 2009 )	(499,490)	(499,490)
Total Stockholders' Equity	140,292,181	131,932,431

Total Liabilities and Stockholders' Equity	$161,855,680	$157,826,354

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
UNAUDITED
	Three Months ended March 31,
	2010	2009
		(Restated)

Revenues	$19,549,017	$10,685,738

Cost of Goods Sold	9,933,316	5,651,189

Gross Profit	9,615,701	5,034,549

Operating Expenses
Selling, general and administrative	2,615,949	896,319

Operating income	6,999,752	4,138,230

Other Income (Expenses)
Interest income	107,198	74,348
Interest (expense)	(39,660)	-
Equity loss from unconsolidated entity	(1,439)	(9,798)
Change in fair value of warrants	1,205,874	464,686
Total other income (expenses)	1,271,973	529,236

Income Before Income Taxes	8,271,725	4,667,465

Provision for Income Taxes
Income tax-Current	747,152	602,482

Net income	$7,524,573	$4,064,983

Other Comprehensive Income
Foreign currency translation adjustment	419,585	(97,825)

Comprehensive Income	$7,944,158	$3,967,158

Earnings per share
Basic	$0.12	$0.09
Diluted	$0.11	$0.07

Weighted average number of common shares outstanding
Basic	61,538,798	47,055,374
Diluted	68,694,761	54,692,874

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
	For Three Months ended March 31,
	2010	2009
		(Restated)
Cash Flows From Operating Activities:
Net income	$7,524,573	$4,064,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,142,360	190,584
Amortization of deferred consulting expenses	29,094	50,281
Amortization of stock based compensation expense	386,498	261,965
Equity loss of unconsolidated entity	1,439	9,798
Provision for doubtful accounts and inventory valuation allowance	478,549	-
Change in fair value of warrants	(1,205,874)	(464,686)
Changes in operating assets and liabilities:
Accounts receivable	11,639	(2,016,908)
Inventories	(1,478,361)	231,881
Other receivable & prepayments	306,784	227,176
Accounts payable, accrued expenses and other payables	(306,070)	1,294,663
Advances from Customer	-	2,706

Net cash provided by operating activities	6,890,630	3,852,444

Cash Flows From Investing Activities:
Loan receivable	-	(19,355)
Deposit for long-term assets	(184,284)	(1,964,027)
Purchase of property, plant and equipment	(720,245)	(33,353)
Payment made on investment advance	-	(814,946)

Net cash used in investing activities	(904,529)	(2,831,681)

Cash Flows From Financing Activities
Repayment of bank loan	(2,930,000)	-
Purchase of treasury stock	-	(146,627)
Repayment of officer loan	-	(8,846)

Net cash used in financing activities	(2,930,000)	(155,471)

Effect of exchange rate changes on cash and cash equivalents	122,606	(66,432)

Increase in cash and cash equivalents	3,178,707	798,859

Cash and Cash Equivalents - Beginning of period	52,923,358	32,746,155

Cash and Cash Equivalents - End of period	$56,102,065	$33,545,014

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$47,324	$-
Income taxes	$787,152	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock granted for stock-based compensation	$72,030	$152,800

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2009 Form 10-K.

 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Advanced Battery Technologies, Inc. (the “Company” or “ABAT”) and its wholly-owned subsidiaries, Cashtech Inc., Wuxi Zhongqiang Autocycle Co., Ltd. ("Wuxi ZQ"), and Harbin Zhongqiang Power-Tech Co., Ltd. (“Harbin ZQPT”).  In addition the consolidated financial statements include the accounts of Heilongjiang Zhongqiang Power-Tech Co., Ltd. (“Heilongjiang ZQPT”), which is a variable interest entity with respect to Harbin ZQPT.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The Company uses the Level 3 method to measure the fair value of its warrant liability.  The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Risks of losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of March 31, 2010 and 2009, the Company has not experienced any uninsured losses from injury to others or other losses.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts receivable

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance. The allowance for accounts receivable is $964,744 and $570,182 as of March 31, 2010 and December 31, 2009 respectively.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

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

The Company sells its products to the customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The company makes custom products based on sales agreements, so no returns are allowed. The Company warrants the product only in the event of defects for one year from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the three months ended March 31, 2010 and 2009, no such returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product warranty

The Company provides product warranties to its customers that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties has been minimal and during the three-month period ended March 31 2010, no product warranty reserve was considered necessary.

Stock-Based compensation

The Company adopted the provisions of ASC 718, “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 9.79 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation was $386,498 and $261,965 for the three months ended March 31, 2010 and 2009, respectively.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development costs

Research and development costs are expensed as incurred. The salaries of engineers and technical staff in our research and development division are included in research and development expense. The Company did not have any research and development costs for the three months ended March 31, 2010 and 2009, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses. The Company did not have any advertising expenses for the three months ended March 31, 2010 and 2009, respectively.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

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

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three months ended March 31, 2010, the Company operated in two business segments - battery segment and electronic vehicle segment. The Company operated in one business segment for the three months ended March 31, 2009.

Foreign currency translation

The functional currency of Harbin ZQPT, Heilongjiang ZQPT and Wuzi ZQ is the Chinese Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting standards

In January 2010, FASB amended ASC 820, "Disclosures about Fair Value Measurements." The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

In December, 2009, FASB amended "Financial Reporting by Enterprises Involved with Variable Interest Entities." The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company has determined the adoption of this rule does not  have a material impact on its financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

3. INVENTORIES

	March 31, 2010	December 31, 2009
Raw Materials	$3,088,443	$1,408,230
Work-in-process	336,885	514,905
Finished goods	1,794,102	1,804,334
	5,219,430	3,727,469
Less allowance	(47,569)	(47,372)
	$5,171,862	$3,680,098

4. LOAN RECEIVABLE

The Company loaned to a non-related company, Harbin Jinhuida Investment Consulting Limited, the amount of $1,600,000 for one year term from October 30, 2008 to October 29, 2009 at a fixed interest rate of 10% per annum. On October 30, 2009, the Company renewed the loan contract for another one year at the same fixed interest rate of 10% per annum. The principal plus interest will be repaid upon maturity. The Company accrued interest income of $40,000 for the three months ended March 31, 2010 as a result of this transaction.

5.  OTHER RECEIVABLES

Other receivables generally consist of advances to employees and interest receivable.

6.   ADVANCES TO SUPPLIERS

The Company makes advances to certain suppliers for raw materials purchases. The advances to suppliers were $7,411,700 and $7,940,129 as of March 31, 2010 and December 31, 2009, respectively.  The Company has made an allowance for these advances in the amount of $392,004 and $275,379 as of March 31, 2010 and December 31, 2009, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Building and improvements	$40,690,472	$39,079,353
Machinery and equipment	13,373,489	13,319,007
Motor Vehicles	417,844	416,367
	54,481,805	52,814,727
less: Accumulated Depreciation	(11,389,730)	(10,477,610)
Construction in Progress	5,591,295	4,911,483
Total property, plant and equipment, net	$48,683,371	$47,248,600

Depreciation expense for the three months ended March 31, 2010 and 2009 was $945,375 and $159,886, respectively.

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

The Company has significant influence on BET and therefore uses the equity method to account for the investment in BET. According to the Agreement, the Company has significant influence over the operating and financial policies of BET, including a right of approval of its operating budget, veto power over large capital expenses, and other management controls. Net loss on this investment using the equity method was $1,439 and $9,798 for the three months ended March 31, 2010 and 2009, respectively.

The Company uses its best estimate of future cash flows expected to result from the ownership of this asset in accordance with ASC 820. There were $235,091 and $371,743 impairment loss recognized on this investment for the year ended December 31, 2009 and 2008 because the estimated future undiscounted net cash flows related to this investment were less than the carrying amount.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

9. INVESTMENT IN ADVANCE

On September 8, 2009, the Company’s board approved the execution of a letter of intent to acquire a battery company in Shenzhen and authorized the current management to negotiate and execute a final acquisition agreement. The Company has made a deposit in amount of RMB 10 million (approximately $1.46 million as of March 31, 2010), and expects to complete the acquisition in the second half of 2010.

10. DEPOSIT FOR LONG-TERM ASSETS

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2010. As of March 31, 2010, the Company made down payments in the total amount of $1,601,947 on those long-term assets and has not received the fixed assets. The Company expects to pay the remaining contract amount of approximately $1,852,083 by the end of 2010. The deposit will be reclassified to the respective accounts under fixed assets upon delivery and transfer of legal titles.

11. INTANGIBLE ASSETS

Intangible assets consist of land use rights, patents and marketing network resources. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land and the power line underneath. The Company leases two pieces of land from the PRC Government for a period from August 2003 to September 2043, on which the office and production facilities of ZQPT are situated. In addition, the Company also leases two pieces of land from the PRC Government for a period from July 2003 to July 2053 and from September 2002 to June 2057 respectively, on which the office and production facilities of Wuxi ZQ are situated. The Company leases the power lines from the local government for a period from July 2003 to July 2013.

Rights to use land and power and patent rights are stated at fair market value less accumulated amortization. The Company amortizes the patents over a 3-10 year period. The Company evaluates finite-lived intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of March 31, 2010 and December 31, 2009, no impairment of intangible assets has been recorded.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

11. INTANGIBLE ASSETS (Continued)

Net intangible assets at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Rights to use land and power	$13,094,650	$13,065,389
Patents	1,228,705	1,224,986
Marketing network resource	1,000,038	1,000,038
	15,323,393	15,290,413
Less: accumulated amortization	(1,172,383)	(972,910)
	$14,151,009	$14,317,502

Amortization expense was $196,985and $30,698 for the three months ended March 31, 2010 and 2009, respectively.

Based upon current assumptions, the Company expects that its intangible assets will be amortized according to the following schedule:

As of March 31,
2011	$772,050
2012	772,050
2013	537,306
2014	419,934
2015	414,059
Thereafter	11,235,610
$14,151,009

12. GOODWILL

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

13. SHORT TERM BANK LOANS

The Company’s newly acquired wholly-owned subsidiary, Wuxi ZQ, had two loans payable in the aggregate amount of RMB 50,000,000 (approximately $7.3 million) to Huaxia Bank on the acquisition date. Wuxi ZQ paid off one loan of RMB 30,000,000 (approximately $4.4 million) during the year ended December 31, 2009 and another loan of RMB 20,000,000 (approximately $2.9 million) to Huaxia Bank during the three months ended March 31, 2010.

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of March 31, 2010, and changes for the three months ended March 31, 2010, is presented below:

Unearned stock compensation as of January 1, 2010	$1,837,934
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(66,440)
Unearned stock compensation as of March 31, 2010	$1,771,494

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

14. STOCK-BASED COMPENSATION (Continued)

In addition, the compensation cost recorded to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $323,804. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months, and the unearned stock compensation will be amortized as expense over the respective terms of the contracts. The amortization for the three months ended March 31, 2010 and 2009 was $29,094 and $50,281, respectively.

The following table shows the amortization of the unearned stock compensation relating to consulting contracts:

As of March 31	Amortization
2011	$116,375
2012	104,010
2013	42,736
2014	2,496
$265,617

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

14. STOCK-BASED COMPENSATION (Continued)

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

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of March 31, 2010 is presented below:

Unearned stock compensation as of January 1, 2010	$3,991,119
Unearned stock compensation granted	72,030
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(320,058)
Unearned stock compensation as of March 31, 2010	$3,743,091

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

On March 16, 2007, National People’s Congress passed a new corporate income tax law, which was effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate to 25%, and includes cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China. According to the new corporate income tax law, the applicable corporate income tax rate of the HLJ ZQPT decreased to 12.5% from 2008 to 2010.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

15. INCOME TAXES (Continued)

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Three Months
	Ended March 31,
	2010	2009
		(Restated)
U.S. statutory income tax rate	35.0%	35.0%
Foreign income not recognized in the U.S	(35.0%)	(35.0%)
China Statutory income tax rates	25.0%	25.0%
China income tax exemption	(12.5%)	(12.5%)
Other items (a)	(3.5%)	0.4%
Effective consolidated income tax rate	9.0%	12.9%

(a) The (3.5%) represents $930,110 expenses incurred by the Company’s US office (excluding $1,205,873 other income due to change in fair value of warrants) that are not subject to PRC income tax for the three months ended March 31, 2010. The 0.4% represents $664,422 of expenses incurred by the Company’s US office (excluding $464,686 other income due to change in fair value of warrants) that are not subject to PRC income tax for three months ended March 31, 2009.

The estimated tax savings as a result of our tax holidays for the three months ended March 31, 2010 and 2009 amounted to $2,147,952 and $1,031,131, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the three months ended March 31, 2010 and 2009 from $0.12  to $0.09 and from $0.09 to $0.06, respectively.

The Company was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for the three months ended March 31, 2010 and 2009. The net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $930,110 and $664,422 for the three months ended March 31, 2010 and 2009, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. For United States income tax purposes, the valuation allowances for the three months ended March 31, 2010 and 2009 were $325,539 and $232,548, respectively.

In addition, there are net operating loss carry-forwards from Wuxi ZQ. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Wuxi ZQ’s limited operating history. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2010 for the temporary difference related to loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments. For PRC income tax purposes, the valuation allowances were $2,501,209 and $3,074,202 as of March 31, 2010 and December 31, 2009, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

16. EARNINGS PER SHARE

Earnings per share for the years ended March 31, 2010 and 2009 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with ASC 260, “Earnings Per Share.”

	For the Three Months Ended
	March 31,
	2010	2009
Basic earning per share		(Restated)
Net Income	$7,524,573	$4,064,983
Weighted average number of common shares outstanding - Basic	61,538,798	47,055,374
Earnings per share-Basic	$0.12	$0.09

Diluted earnings per share
Net Income	$7,524,573	$4,064,983
Weighted average number of common shares outstanding -Basic	61,538,798	47,055,374
Effect of conversion of preferred stock	528	-
Effect of exercise of options	108,103	-
Effect of diluted securities-unvested shares	7,047,333	7,637,500

Weighted average number of common shares outstanding - Diluted	68,694,761	54,692,874

Earnings per share-Diluted	$0.11	0.07

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2010 and 2009:

As of March 31, 2010 and 2009, the Company had unvested stock awards of 7,047,333 and 7,637,500, respectively, under the 2004 and 2006 equity plans. All unvested stock awards were included in the diluted earnings per share calculation as they are dilutive. At March 31, 2010 and 2009, the Company had outstanding warrants of 6,825,113 and 2,592,945, respectively.  Warrants were excluded in the diluted earnings per share calculation as they are anti-dilutive for the three months ended March 31, 2009 and 2008, respectively. 340,000 outstanding options issued in 2009, with an exercise price below the market price during the three months ended March 31, 2010, were included in the diluted earnings per share calculation as they are dilutive. Additionally, for the first quarter of 2010, 2 shares of preferred stock were diluted and included in the diluted earnings per share calculation. Dilution is computed by applying the treasury stock method.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

17. STOCKHOLDERS’ EQUITY

1)	Issuance of Preferred Stock

As of March 31, 2010, there were 2 shares of the preferred stock outstanding.  The shares have a liquidation preference of $1,000 each and are each convertible into 264 shares of common stock.

2)	Issuance of Common Stock

In January 2010, according to a two-year employment contract, the company issued 3,000 shares to one employee for first year employment.

During the quarter ended March 31, 2010 the Company granted a total of 15,608 shares of common stock with an aggregate market value of $60,000 to two of its independent directors pursuant to their respective Service Agreements. These shares were issued in May 2010.

There are 68,781,112 shares of common stock issued and 68,586,531 shares outstanding as of March 31, 2010.

3)	Stock Options

During the year ended December 31, 2009, the Company issued 340,000 fully vested stock options in connection with the services rendered by the Company’s senior executives and recorded total stock option compensation expenses of $777,661 for the year ended December 31, 2009.

The following table summarizes the stock option activities of the Company:

	Outstanding	Exercise Price	Life in Years	Value
Outstanding, January 1, 2010	340,000	$2.66	4.00	$571,200
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2010	340,000	$2.66	3.75	$930,833

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

17. STOCKHOLDERS’ EQUITY (Continued)

4)	Stock Warrants

Following is a summary of the status of warrants activities as of March 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years	Aggregrate Intrinsic Value
Outstanding, January 1, 2010	6,825,113	$5.16	4.50	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2010	6,825,113	$5.16	4.25	$-

The Company has determined that both the Investor Warrants and the Placement Agent Warrants do not meet the conditions for equity classification pursuant to ASC 815 “Accounting for Derivatives” and ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as warrant liability.

The fair value of outstanding warrants was $16,015,461 and $17,221,335 as of March 31, 2010 and December 31, 2009, respectively. The change in fair value of warrants was recorded as other income for the three months ended March 31, 2010.

18.  CONCENTRATION OF RISKS

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balances held in PRC bank accounts were $52,556,199 and $43,868,543 as of March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010 and December 31, 2009, the Company held $3,545,865 and $9,054,816 of cash balances within the United States of which $2,692,942 and $8,222,219 was in excess of FDIC insurance limits, respectively.

Four (4) major customers accounted for approximately 41.3% of the net revenue for the three months ended March 31, 2010, with the customers individually accounting for 14.0%, 13.6%, 6.9% and 6.9%, respectively. At March 31, 2010, the total receivable balance due from these customers was $6,125,936, representing 26.6% of total accounts receivable. Four (4) major customers accounted for 50.0% of the net revenue for the three months ended March 31, 2009. At March 31, 2009, the total receivable balance due from these customers was $6,017,030, representing 36.0% of total accounts receivable.

Four (4) major vendors provided approximately 38.4% of the Company’s purchases of raw materials for the three months ended March 31, 2010, with thevendors individually accounting for 12.8%, 11.6%, 7.1% and 6.9%, respectively. The Company’s accounts payable to these vendors was $0 as of March 31, 2010. Four (4) vendors provided around 55.8% of the Company’s purchase of raw materials for the three months ended March 31, 2009, with the vendors individually accounting for 17.4%, 14.7%, 12.6% and 11.1%, respectively. The Company’s accounts payable to these vendors was $485,112 as of March 31, 2009, representing 53.1% of total accounts payable.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

19.  LITIGATION

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

20. COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2010.  As of March 31, 2010, the Company made a total down payment of $1,601,947 on those long-term assets. Additionally, the Company entered into several contracts and already made payment of $5,591,295 for undergoing construction projects. The Company still has the commitment to pay the remaining contract amount of $6,196,051 in 2010.

The Company entered into a lease agreement with Pantheon Realty, Inc. to lease its prior administrative office.  Under the agreement, the Company is obligated to pay $4,000 monthly from June 1, 2009 to May 31, 2011.  The Company entered into another lease agreement with 15 W 39th St. NY LLC to lease its administrative office in New York City from June 1, 2009 to May 31, 2012. Under the agreement, the Company is obligated to pay $8,000, $8,200 and $8,405 monthly for the first, second and third year, respectively.

21.  RELATED PARTY TRANSACTIONS

In July 2009, the Company signed a lease agreement with the Chairman of the Company, Mr Zhiguo Fu, to lease a house owned by Mr. Fu for the purpose of accommodating the frequent travel lodging needs for the Company’s employees in China traveling to the U.S. The monthly rent is $4,000 and the lease will expire in three years.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

22.  SEGMENT INFORMATION

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

The batteries segment develops, manufactures, and markets rechargeable Polymer Lithium-Ion (PLI) products.  The batteries segment includes the operation of Heilongjiang ZQPT.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

22.  SEGMENT INFORMATION (Continued)

For the Three Months Ended March 31, 2010	Batteries	Electric Vehicles	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	13,374,434	9,069,650	-	(2,895,066)	19,549,017
Interest Income (expense)	55,037	(39,660)	52,162		67,539
Depreciation and Amortization	425,548	420,175	85,659	210,979	1,142,360
Segment assets	102,959,820	44,623,288	148,044,442	(133,771,870)	161,855,680
Segment net income (loss) before tax	5,977,216	2,294,947	(1,063,556)	1,063,118	8,271,725

Reconciliation of segment incomes to consolidated incomes		For the Three Months Ended March 31, 2010
Total segment income		7,208,606
Elimination of intersegment profits		(142,756)
Chang in fair value of warrants		1,205,874
Consolidated income before income taxes		8,271,725

Reconciliation of segment assets to consolidated assets		As of March 31, 2010
Total segment net assets		295,627,550
Elimination of intersegment receivables		(142,905,225)
Increased asset value not allocated to segments		9,133,355
Consolidated assets		161,855,680

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

23.  RESTATEMENT

We have restated the consolidated financial statements for the period ended March 31, 2009 for the following reasons:

Both Investor Warrants and Placement Agent Warrants issued in 2008 were originally treated as equity and included in Additional Paid-in Capital. Upon adoption of new codification ASC 815-40-15, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”, which became effective for the fiscal years beginning after December 15, 2008 as the guiding literature toward evaluating the criteria whether an instrument is indexed to its own stock, the Company has determine that these warrants do not meet the conditions for equity classification pursuant to the guidance of ASC 815-40-15 and therefore it is appropriate to reclassify these warrants from equity to  liability. As a result of this change, the Company has reevaluated the fair value of the warranty liabilities for the quarter ended March 31, 2009 and adjusted the warrants to their respective fair value through earnings for each reporting period.

The impact of this restatement on the financial statements as previously reported is summarized below:

Year 2009	March 31
	As Reported	As Restated
Total Assets	$82,705,276	$82,705,276
Warrant liability	-	2,965,306
Additional paid-in capital	39,602,197	36,172,205
Retained earnings	35,458,033	35,922,719

Revenues	10,685,737	10,685,737
Gross profits	5,034,548	5,034,548
Other income (expenses) - Change in fair value of warrants	-	464,686
Net income	3,600,297	4,064,983

Income per share - basic	$0.08	$0.09
Income per share - diluted	$0.07	$0.07

Outstanding shares-basic	47,055,374	47,055,374
Outstanding shares-diluted	54,692,874	54,692,874

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Advanced Battery Technologies.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

The Development of our Business

Near the end of 2004, ZQ Power-Tech obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang. Since 2004, the number of employees at our facilities has increased from 300 to 835 as of March 31 2010.  The increase has occurred because we more than doubled our battery production capacity and we acquired an electric vehicle manufacturer in May 2009.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months ended March 31, 2010 and 2009 respectively.
	For the Three Months Ended March 31,
			Change
	2010	2009 (Restated)	Amount	%
Revenues	$19,549,017	$10,685,738	$8,863,279	82.9%
Cost of Goods Sold	9,933,316	5,651,189	4,282,127	75.8%
Gross Profit	9,615,701	5,034,549	4,581,152	91.0%
Operation Expenses	2,615,949	896,319	1,719,630	191.9%
Operation Income	6,999,752	4,138,230	2,861,522	69.1%
Net Income	$7,524,573	$4,064,983	$3,459,590	85.1%

 Revenues

We had total revenues of $19,549,017 for the three months ended March 31 2010, an increase of $8,863,279 or 82.9%, compared to $10,685,738 for the three months ended March 31 2009. The increase in revenues was primarily due to the contribution of sales from the electric vehicle business, which the Company acquired on May 4, 2009.  Sales of electric vehicles for the three months ended March 31 2010 totaled $9,069,650.  At the same time, the acquisition of Wuxi ZQ resulted in flat year-to-year results in battery sales, since Wuxi Angell had been a major customer of our battery business.    Sales of batteries to Wuxi ZQ are included in our 2009 financial results and excluded from our 2010 financial results, since we acquired ownership of Wuxi ZQ in May 2009.  During the quarter ended March 31, 2009 we recorded $204,800 in revenue attributable to sales to Wuxi ZQ.

The growth in our battery business has been accompanied by a reorientation in the relative importance of different battery sizes.  When we first entered the battery business in 2003 and during the following years, the bulk of our sales were small capacity batteries, primarily those used in consumer electronic devices.  Our growth, however, has been propelled by customers for our medium capacity batteries (used for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights, etc.) and large capacity batteries (used for electric sanitation vehicles, stationary applications, and other large scale battery applications). In the three months ended March 31, 2010, the contribution of batteries in these categories as well as the contribution of electric vehicles to our total revenues was:

Three months ended March 31, 2010	Amount (US$)	% (of total revenue)
Small Capacity Battery	1,197,702	6.13%
Medium Capacity Battery	4,867,256	24.90%
Large Capacity Battery	2,477,978	12.68%
Miner's Lamp	1,936,430	9.91%
Electric Vehicle	9,069,650	46.39%
Total	19,549,017	100.00%

The increase in the portion of our revenue attributable to medium and large capacity batteries and electric vehicles has been beneficial to our overall business.  The margins that we are able to achieve in selling larger capacity batteries are significantly greater than the margins we achieve in selling smaller capacity batteries, due primarily to the relative amount of competition in the different markets.

At April 30, 2010 we had a backlog of around $65.0 million for delivery throughout the next 12 months, including a battery backlog of approximately $51.4 million. Therefore we expect to expand on the level of operations that we achieved during 2009.

 Gross Profit.

Our cost of goods sold consists of the cost of raw materials, labor costs and production overhead. In the three months ended March 31 2010, our revenue increased by 82.9% and our cost of goods sold increased by 75.8%, from $5,651,189 to $9,933,316, compared to the same period in 2009. This disparity in growth between revenue and cost of goods sold  is mainly attributable to the higher gross margin of medium capacity battery sales in 2010 than in 2009.  During the three months ended March 31 2010, the medium capacity batteries’ gross margin was 52.0%, higher than the 42.8% margin achieved in the same period of 2009. The overall result was an increase in our gross margin from 47.1% in the three months ended March 31 2009 to 49.2% in the same period of 2010.

Our expectation is that the operations of ZQ Power Tech will be stable, but we will generate more profit from Wuxi ZQ in 2010.  The transfer of ownership and management in 2009 led to inefficiencies in the operations of that company.  In addition, since the acquisition, our management has been working aggressively to reduce unnecessary expenses at Wuxi ZQ.

 Operating expenses

The Company’s operating expenses increased by 191.9%, from $896,319 in the three months ended March 31 2009 to $2,615,949 in the same period of 2010.  The increase was primarily attributable to the expansion of our operations. The primary reasons for the year-to-year increase in operating expenses were:

●	$0.66 million in selling and administration expenses incurred by Wuxi ZQ in the first quarter of 2010.
●	An increase of $0.54 million in selling and administration expenses incurred by ZQ Power Tech.
●	Higher administration expenses related to our US office, including legal fees and rental expense.
●	An increase of $0.10 million amortization expense attributable to noncash stock compensation
●	And an increase of $0.21 million additional depreciation and amortization expense recorded for increase of fair value under purchase accounting of Wuxi ZQ acquisition.

Included in our general and administrative expense during the three months  ended March 31, 2010 was $415,591 attributable to amortization of the market value of stock that we granted to employees or consultants.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  The market value of the stock at the time it was issued is being amortized over the term of the employee’s or consultant’s services, thus:

●	In the case of employees, the period of amortization is based on a vesting schedule included in the employees’ contracts. The average vesting period for the employees is 9.8 years.

●
In the case of consultants, the period of amortization is based on the term of the consulting contracts, although amortization will be accelerated if the consulting relationship ceases.  Again, to date, the consultants who received stock have remained involved in the Company’s affairs, so there has been no acceleration of amortization.

            At March 31, 2010 there remained $5,500,160 in unamortized stock compensation on the Company’s books.  The amortization of this sum will contribute to our future operating expenses as described above.

During the three months ended March 31 2010 we recorded $1,271,973 in “other income (expenses).”  The primary components of this charge were:

●	$67,539 in net interest income,

●	an investment loss of $1,439 related to our investment in Beyond E-Tech, Inc., and

●	an income of $1,205,874 related to the change in the fair value of our outstanding common stock purchase warrants.

In the three months ended March 31 2010, we realized $67,539 in net interest expenses.  We earned $107,198 in interest income due to our cash deposited in banks and $40,000 interest income that we earned by lending $1.6 million to a non-related company, Harbin Jinhuida Investment Consulting Limited, at an interest rate of 10% per annum. This was partially offset by $39,660 in interest expense on Wuxi ZQ’s short term bank loan.

Furthermore, for the three months ended March 31 2010, we recognized a $1,439 investment loss from our 49% equity investment in Beyond E-Tech, Inc., a Texas corporation recently organized to engage in distributing cellular telephones in the United States.  The acquisition has been recorded as an “investment in unconsolidated entity” on our balance sheet, and our participation in that business will be accounted for through the equity method.

In 2008 and 2009, the Company issued warrants in conjunction with the issuance of common shares or convertible preferred stock. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the Company may be required to repurchase the warrants at their fair value in certain circumstances, the fair value of the warrants has been recorded as a liability on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants by Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.   During the three months ended March 31 2010 and 2009, the change in the fair value of warrants was $1,205,873 and $464,686 respectively , which were recognized as other income.  If in future quarters the warrants increase in value (e.g. by reason of an increase in the market price of our common stock), we will record an other expense equal to the amount of the increase.

The Company’s revenue less expenses produced pre-tax income of $8,271,725 for the three months ended March 31, 2010, representing an increase of $3,604,260 from the same period of 2009.  In the three months ended March 31 2010, our domestic (U.S.) pre-tax income was $ 275,763 (including $1,205,873 other income due to change in fair value of warrants); foreign (China) pre-tax income was $8,202,264. The income tax accrued as a result of our operations was $747,152.  As a result of Chinese tax laws that reward foreign investment in China, currently and through 2010 ZQ Power-Tech is entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  After taxes of $747,152 recorded in the three months ended  March 31 2010, our net income was $7,524,573, representing 85.1% increase over the same period of 2009.

Liquidity and Capital Resources

The growth of our Company has been funded by capital contributions - initially those of our founders and in recent years capital raised by the sale of equity to private investors.  As a result, at March 31, 2010 we had no debt, having satisfied the bank loans that Wuxi ZQ carried when we acquired it.

At March 31, 2010 the Company had a working capital balance of $90,552,390, an improvement from our working capital balance of $83,453,937 at December 31, 2009.  The increase was approximately equal to our net income for the quarter.  We had $56,102,065 cash, an increase of $3,178,707 from our cash balance of $52,923,358 at December 31, 2009. The primary reason for the improvement in working capital and cash was the strong positive operating cash flows partially offset by further investment in our facilities and repayment of one bank loan.

At March 31, 2010 we had two long term liabilities:

●	a deferred tax liability of $3,468,262 attributable to the gain we realized when we acquired Wuxi ZQ in May 2009 for a price less than the fair value of its net assets; and

●
a “warrant liability” of $16,015,461 attributable to the warrants that we issued in our three equity financing transactions in 2008 and 2009.  Pursuant to provisions of ASC 815 (previously: EITF 07-05) that became effective for 2009 and subsequent years, the present value of the outstanding warrants is considered a liability.

ZQ Power-Tech and Wuxi ZQ have sufficient liquidity to fund their near-term operations and to fund the working capital demands of future expansion. If we determine that additional funds are needed for other attractive growth opportunities or for the full implementation of our long term expansion plans for Wuxi ZQ, we have available over $49 million in property, plant and equipment that ZQ Power-Tech and Wuxi ZQ own free of liens, for potential collateral loans. On April 30, 2010 our backlog of firm orders was approximately $65.0 million.  Based on that backlog of orders, we believe that secured financing will be available on favorable terms if needed.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

During the quarter ended March 31, 2010, there was no material change in the status of any of the legal proceedings described in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sale of Equity Securities

In January 2010 the Company granted 3,000 shares of common stock to an employee.  The shares were granted in consideration of services, and were valued at the market value on the date of grant.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.

In February and March 2010 the Company gramted a total of 15,608 shares of common stock to two of the members of its board of directors.  The shares were granted in consideration of services, and were valued at the market value on the date of grant.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.

(c)	Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 1st quarter of 2010.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities ExchaAnge Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BATTERY TECHNOLOGIES, INC.

Date: May 10, 2010	By: /s/ Zhiguo Fu
Name: Zhiguo Fu
Title: Chief Executive Officer

Date: May 10, 2010	By: /s/ Guohua Wan
Name: Guohua Wan
Title: Chief Financial Officer