Form 10-Q
period 2010-06-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2010-08-09
CIK 745651

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Yes   X          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer___    Accelerated filer  X      Non-accelerated filer ___    Small reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ___  No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 9, 2010
Common Voting Stock: 68,796,720

ADVANCED BATTERY TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$62,416,290	$52,923,358
Accounts receivable, net	21,960,884	22,406,927
Inventories, net	6,232,248	3,680,098
Loan receivable,net	1,600,000	1,600,000
Other receivables	293,351	107,751
Advance to suppliers,net	4,854,838	7,940,129
Total Current Assets	97,357,612	88,658,263

Property, plant and equipment, net	53,348,554	47,248,600
Total Fixed Assets	53,348,554	47,248,600

Other assets:
Investment in unconsolidated entity	786,933	785,057
Investment advance	1,467,800	1,457,034
Deposit for long-term assets	2,794,323	2,860,882
Intangible assets, net	13,977,262	14,317,502
Goodwill	2,490,578	2,472,311
Other assets	51,236	26,705
Total other assets	21,568,132	21,919,491

Total Assets	$172,274,298	$157,826,354

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loan	$-	$2,916,071
Accounts payable	1,827,693	670,254
Advance from Customers	227,345	228,871
Accrued expenses and other payables	914,149	1,389,130
Total Current Liabilities	2,969,187	5,204,326

Long term liabilities:
Deferred tax liability	3,468,262	3,468,262
Warrant liability	11,824,055	17,221,335
Total Liabilities	18,261,504	25,893,923

Stockholders' Equity
Preferred stock, $0.001 face value, 5,000,000 shares authorized;
2 shares issued and 2 shares outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
68,796,720 shares issued and 68,602,139 shares outstanding as of June 30, 2010
and 68,778,112 shares issued and 68,583,531 shares outstanding as of December 31, 2009	68,796	68,778
Additional paid-in-capital	74,928,865	74,114,122
Accumulated other comprehensive income	6,727,123	5,496,334
Retained earnings	72,787,500	52,752,687
Less: Cost of treasury stock (194,581 shares as of June 30,2010 and December 31, 2009 )	(499,490)	(499,490)
Total Stockholders' Equity	154,012,794	131,932,431

Total Liabilities and Stockholders' Equity	$172,274,298	$157,826,354

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For Three-months ended June 30,		For Six Months ended June 30,
	2010	2009	2010	2009
		(Restated)		(Restated)

Revenues	$22,835,358	$13,771,583	$42,384,375	$24,457,320

Cost of Goods Sold	11,796,140	7,458,600	21,729,456	13,109,789

Gross Profit	11,039,218	6,312,983	20,654,919	11,347,531

Operating Expenses
Research & Development expenses	-	188,472	-	188,472
Selling, general and administrative	1,992,830	3,740,079	4,608,779	4,636,398

Operating income	9,046,388	2,384,432	16,046,140	6,522,661

Other Income (Expenses)
Interest income	80,138	96,198	187,336	170,546
Interest (expense)	(133)	(206,219)	(39,793)	(206,219)
Equity gain (loss) from unconsolidated entity	3,315	(57,862)	1,876	(67,660)
Gain on bargain purchase	-	9,909,320	-	9,909,320
Change in fair value of warrants	4,191,406	(4,976,178)	5,397,280	(4,511,492)
Other income (espenses)	-	13,708	-	13,708
Total other income (expenses)	4,274,726	4,778,967	5,546,698	5,308,203

Income Before Income Taxes	13,321,114	7,163,399	21,592,837	11,830,864

Provision for Income Taxes (Benefit)
Income tax-Current	810,875	681,211	1,558,027	1,283,693
Income tax-Deferred	-	3,468,262	-	3,468,262

Net income	$12,510,240	$3,013,926	$20,034,811	$7,078,909

Other Comprehensive Income
Foreign currency translation adjustment	811,204	68,288	1,230,789	(29,536)

Comprehensive Income	$13,321,444	$3,082,214	$21,265,601	$7,049,373

Earnings per share
Basic	$0.20	$0.06	$0.33	$0.15
Diluted	$0.18	$0.05	$0.29	$0.13

Weighted average number of common shares outstanding
Basic	61,549,661	48,901,584	61,544,259	47,983,579
Diluted	68,661,790	58,056,619	68,656,388	56,553,099

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
	For the Six Months ended June 30,
	2010	2009
		(Restated)
Cash Flows From Operating Activities:
Net income	$20,034,811	$7,078,909
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Gain on bargain purchase	-	(9,909,320)
Deferred income tax	-	3,468,262
Depreciation and amortization	2,210,253	854,137
Amortization of deferred consulting expenses	58,188	79,375
Amortization of stock based compensation expense	756,573	835,519
Equity gain (loss) of unconsolidated entity	(1,876)	67,660
Provision for doubtful accounts and inventory valuation allowance	636,260	643,436
Gain on disposal of fixed asset	(146)	-
Change in fair value of warrants	(5,397,280)	4,511,492

Changes in operating assets and liabilities:
Accounts receivable	62,213	(584,589)
Inventories	(2,518,300)	(1,621,165)
Other receivable & prepayments	3,291,081	(692,543)
Accounts payable, accrued expenses and other payables	578,670	(3,038,975)
Advances from Customer	(3,211)	(1,210,714)

Net cash provided by (used in) operating activities	19,707,236	481,484

Cash Flows From Investing Activities:
Deposit for long-term assets	(1,419,217)	(4,596,962)
Purchase of property, plant and equipment	(6,102,708)	(101,684)
Disposal of property, plant and equipment	5,127	-
Cash acquired from business combination	-	837,081

Net cash used in investing activities	(7,516,797)	(3,861,565)

Cash Flows From Financing Activities
Repayment of bank loan	(2,929,930)	-
Purchase of treasury stock	-	(203,788)
Proceeds from issuance of preferred stock, net	-	16,041,861
Loan receivable	-	(19,355)
Repayment of officer loan	-	(135,884)

Net cash provided by financing activities	(2,929,930)	15,682,834

Effect of exchange rate changes on cash and cash equivalents	232,424	(12,365)

Increase in cash and cash equivalents	9,492,932	12,290,388

Cash and Cash Equivalents - Beginning of period	52,923,358	32,746,155

Cash and Cash Equivalents - End of period	$62,416,290	$45,036,543

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$47,323	$152,983
Income taxes	$2,409,719	$425,111

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for stock-based compensation	$72,030	$210,500
Common stock issued for acquisition of Wuxi ZQ	$-	$9,870,000
Option issued to executives for service	$-	$777,660

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2009 Form 10-K.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Advanced Battery Technologies, Inc. (the “Company” or “ABAT”) and its wholly-owned subsidiaries, Cashtech Inc., Wuxi Angell Autocycle Co., Ltd. (“Wuxi ZQ”) and Harbin Zhongqiang Power-Tech Co., Ltd. (“Harbin ZQPT”).  In addition the consolidated financial statements include the accounts of Heilongjiang Zhongqiang Power-Tech Co., Ltd. (“Heilongjiang ZQPT”), which is a variable interest entity with respect to Harbin ZQPT.  All significant inter-company balances and transactions have been eliminated in consolidation.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The Company uses Level 3 method to measure fair value of their warrant liability.  The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Risks of losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of June 30, 2010 and 2009, the Company has not experienced any uninsured losses from injury to others or other losses.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

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

Accounts receivable

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance. The allowance for accounts receivable is $1,125,871 and $570,182 as of June 30, 2010 and December 31, 2009 respectively.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

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

The Company sells its products to customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company makes custom products based on sales agreements, so no returns are allowed. The Company warrants the product only in the event of defects for one year from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the three and six months ended June 30, 2010 and 2009, no such returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product warranty

The Company provides product warranties to its customers that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties has been minimal and, as of June 30 2010, no product warranty reserve was considered necessary.

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

Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 9.79 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation was $370,076 and $184,724 for the three months, and $756,573 and $446,689 for the six months, ended June 30, 2010 and 2009, respectively.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development costs

Research and development costs are expensed as incurred. Portion of engineers’ salaries in our research and development division are included in research and development expense. Research and development expense was $0 and $188,472 for the three and six months ended June 30, 2010 and 2009, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses. The Company did not have any advertising expenses for the three and six months ended June 30, 2010 and 2009, respectively.

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

Comprehensive income

Comprehensive income is defined to include changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain or loss, net of tax.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

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

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three and six months ended June 30, 2010 and 2009, the Company operated in two business segments - battery segment and electrical vehicle segment.

Foreign currency translation

The functional currency of Harbin ZQPT, HLJ ZQPT and Wuxi ZQ is the Chinese Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting standards

In January 2010, FASB amended ASC 820, Improving Disclosures about Fair Value Measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

In December, 2009, FASB amended Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company has determined the adoption of this rule does not have a material impact on its financial statements.

3. INVENTORIES

	June 30, 2010	December 31, 2009
Raw Materials	$2,917,978	$1,408,230
Work-in-process	330,000	514,905
Finished goods	3,031,992	1,804,334
	6,279,970	3,727,469
Less allowance	(47,722)	(47,372)
	$6,232,248	$3,680,098

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

4. LOAN RECEIVABLE

The Company loaned to a non-related company, Harbin Jinhuida Investment Consulting Limited, the amount of $1,600,000 for one year term from October 30, 2008 to October 29, 2009 at a fixed interest rate of 10% per annum. On October 30, 2009, the Company renewed the loan contract for another one year at the same fixed interest rate of 10% per annum. The principal plus interest will be repaid upon maturity. The Company accrued interest income of $80,000 for the six months ended June 30, 2010 as a result of this transaction.

5. OTHER RECEIVABLES

Other receivables generally consist of advances to employees, interest receivable and tax refund receivable.

6. ADVANCES TO SUPPLIERS

The Company makes advances to certain suppliers for raw materials purchases. The net advances to suppliers were $4,854,838 and $7,940,129 as of June 30, 2010 and December 31, 2009, respectively.  The Company has made an allowance for these advances in the amount of $363,430 and $275,379 as of June 30, 2010 and December 31, 2009, respectively.

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Building and improvements	$40,861,976	$39,079,353
Machinery and equipment	13,416,437	13,319,007
Motor Vehicles	387,793	416,367
	54,666,206	52,814,727
less: Accumulated Depreciation	(12,271,411)	(10,477,610)
Construction in Progress	10,953,759	4,911,483
Total property, plant and equipment, net	$53,348,554	$47,248,600

Depreciation expense for the three months ended June 30, 2010 and 2009 was $844,818 and $522,102, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was $1,790,193 and $681,988, respectively.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

8. INVESTMENT IN UNCONSOLIDATED ENTITY

In the fourth quarter of 2008, the Company entered into an equity investment agreement (“Agreement”) with Beyond E-Tech, Inc (BET) to acquire 49% of the issued and outstanding capital stock of BET for a total payment of $1,500,000. The Company made the payment in full as of December 31, 2009. BET is a newly-organized company that imports and distributes cell phones in the United States.  Pursuant to the Agreement, during any period of time when the Company is a shareholder of BET, BET shall exclusively market products for resale that use ABAT’s rechargeable polymer lithium-ion batteries.

The Company has significant influence on BET and therefore uses the equity method to account for the investment in BET. According to the Agreement, the Company has significant influence over the operating and financial policies of BET, including a right of approval of its operating budget, veto power over large capital expenses, and other management controls. Net gain (loss) on this investment using the equity method was $1,876 and $(67,660) for the six months ended June 30, 2010 and 2009, respectively.

The Company uses its best estimate of future cash flows expected to result from the ownership of this asset in accordance with ASC 820. There were $235,091 and $371,743 impairment loss recognized on this investment for the year ended December 31, 2009 and 2008 because the estimated future undiscounted net cash flows related to this investment were less than the carrying amount.

9. INVESTMENT IN ADVANCE

On September 8, 2009, the Company’s board approved the execution of a letter of intent to acquire a battery company in Shenzhen and authorized the current management to negotiate and execute a final acquisition agreement. The Company has made a deposit in amount of RMB 10 million (approximately $1.47 million as of June 30, 2010), and expects to complete the acquisition in the second half of 2010.

10. DEPOSIT FOR LONG-TERM ASSETS

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2010. As of June 30, 2010, the Company made down payments in the total amount of $2,794,323 on those long-term assets and has not received the fixed assets. The Company expects to pay the remaining contract amount of approximately $1,680,480 by the end of 2010. The deposit will be reclassified to the respective accounts under fixed assets upon delivery and transfer of legal titles.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

11. INTANGIBLE ASSETS

Intangible assets consist of land use rights, patents and marketing network resources. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land and the power line underneath. The Company leases two pieces of land from the PRC Government for a period from August 2003 to September 2043, on which the office and production facilities of Heilongjiang ZQPT are situated. In addition, the Company also leases two pieces of land from the PRC Government for a period from July 2003 to July 2053 and from September 2002 to June 2057 respectively, on which the office and production facilities of Wuxi ZQ are situated. The Company leases the power lines from the local government for a period from July 2003 to July 2013.

Rights to use land and power and patent rights are stated at fair market value less accumulated amortization. The Company amortizes the patents over a 3-10 year period. The Company evaluates finite-lived intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of June 30, 2010 and December 31, 2009, no impairment of intangible assets has been recorded.

Net intangible assets were as follows:

	June 30, 2010	December 31, 2009
Rights to use land and power	$13,117,323	$13,065,389
Patents	1,231,586	1,224,986
Marketing network resource	1,000,038	1,000,038
	15,348,947	15,290,413
Less: accumulated amortization	(1,371,684)	(972,910)
	$13,977,262	$14,317,502

Amortization expense was $196,921 and $141,451 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense was $393,906 and $172,149 for the six months ended June 30, 2010 and 2009, respectively.

Based upon current assumptions, the Company expects that its intangible assets will be amortized according to the following schedule:

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

11. INTANGIBLE ASSETS (Continued)

As of June 30,
2011	$758,408
2012	640,168
2013	462,809
2014	400,731
2015	394,312
Thereafter	11,320,834
$13,977,262

12. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 30% minority interest in Heilongjiang ZQPT acquired from the minority shareholders in Heilongjiang ZQPT in 2006. The Company applied step accounting by determining the implied fair value of goodwill by allocating the price paid to acquire the 30% minority interest to all of its assets and liabilities. As of June 30, 2010, no impairment of goodwill was recorded as the management has determined that the carrying amount of goodwill did not exceed its implied fair value. Goodwill is tested for impairment on an annual basis and in between annual test dates if events or circumstances indicate that the carrying amount of goodwill exceeds its implied fair value.

13. SHORT TERM BANK LOANS

When the Company acquired its wholly-owned subsidiary, Wuxi ZQ, in May 2009, it had two loans payable in the aggregate amount of RMB 50,000,000 (approximately $7.3 million) to Huaxia Bank on the acquisition date. Wuxi ZQ paid off one loan of RMB 30,000,000 (approximately $4.4 million) during the year ended December 31, 2009 and another loan of RMB 20,000,000 (approximately $2.9 million) to Huaxia Bank during the six months ended June 30, 2010.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

14. STOCK-BASED COMPENSATION (Continued)

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

A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of June 30, 2010, and changes for the six months ended June 30, 2010, is presented below:

Unearned stock compensation as of January 1, 2010	$1,837,934
Unearned stock compensation granted	-
Compensation expenses recorded on the statement of operations with a credit to additional paid-in capital	(132,880)
Unearned stock compensation as of June 30, 2010	$1,705,054

In addition, the compensation cost recorded to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $352,898. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months, and the unearned stock compensation will be amortized as expense over the respective terms of the contracts. The amortization for the three months ended June 30, 2010 and 2009 was $29,094 and $29,094, respectively. The amortization for the six months ended June 30, 2010 and 2009 was $58,188 and $79,375, respectively.

The following table shows the amortization of the unearned stock compensation relating to consulting contracts:

As of June 30	Amortization
2011	$116,375
2012	95,729
2013	24,419
$236,523

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

14. STOCK-BASED COMPENSATION (Continued)

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

A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of June 30, 2010 is presented below:

Unearned stock compensation as of January 1, 2010	$3,991,119
Unearned stock compensation granted	72,030
Compensation expenses recorded on the statement of operations with a credit to additional paid-in capital	(623,693)
Unearned stock compensation as of June 30, 2010	$3,439,456

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

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

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Six Months
	Ended June 30,
	2010	2009
		(Restated)
U.S. statutory income tax rate	35.0%	35.0%
Foreign income not recognized in the U.S	(35.0%)	(35.0%)
China Statutory income tax rates	25.0%	25.0%
China income tax exemption	(12.5%)	(12.5%)
Other items (a)	(5.3%)	(1.6%)
Effective consolidated income tax rate	7.2%	10.9%

(a) The (5.3%) represents $1,808,065 expenses incurred by the Company’s US office (excluding $5,397,279 other income due to change in fair value of warrants) that are not subject to PRC income tax for the six months ended June 30, 2010. The (1.6%) represents $1,895,815 of expenses incurred by the Company’s US office (excluding $4,511,492 other expense due to change in fair value of warrants) that are not subject to PRC income tax for six months ended June 30, 2009.

The estimated tax savings as a result of our tax holidays for the six months ended June 30, 2010 and 2009 amounted to $1,555,284 and $1,283,693, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the six months ended June 30, 2010 and 2009 from $0.33 to $0.30 and from $0.15 to $0.12, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

15. INCOME TAXES (Continued)

The Company was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for the three and six months ended June 30, 2010 and 2009. The net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $1,808,065 and $1,895,815 for the six months ended June 30, 2010 and 2009, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. For United States income tax purposes, the valuation allowances for the six months ended June 30, 2010 and 2009 were $632,823 and $663,535, respectively.

In addition, there are net operating loss carry-forwards from Wuxi ZQ. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Wuxi ZQ’s limited operating history. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2010 for the temporary difference related to loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments. For PRC income tax purposes, the valuation allowances were $1,331,206 and $3,074,202 as of June 30, 2010 and December 31, 2009, respectively.

16. EARNINGS PER SHARE

Earnings per share is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with ASC 260, “Earnings Per Share.”

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

16. EARNINGS PER SHARE (Continued)

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic earning per share		(Restated)		(Restated)
Net Income	$12,510,240	$3,013,926	$20,034,811	$7,078,909
Weighted average number of common
shares outstanding - Basic	61,549,661	48,901,584	61,544,259	47,983,579
Earnings per share-Basic	$0.20	$0.06	$0.33	$0.15

Diluted earnings per share
Net Income	$12,510,240	$3,013,926	$20,034,811	$7,078,909
Weighted average number of common
shares outstanding -Basic	61,549,661	48,901,584	61,544,259	47,983,579
Effect of conversion of preferred stock	528	1,177,535	528	592,020
Effect of exercise of options	64,268	340,000	64,268	340,000
Effect of diluted securities-unvested shares	7,047,333	7,637,500	7,047,333	7,637,500
Weighted average number of common
shares outstanding - Diluted	68,661,790	58,056,619	68,656,388	56,553,099

Earnings per share-Diluted	$0.18	0.05	$0.29	0.13

As of June 30, 2010 and 2009, the Company had unvested stock awards of 7,047,333 and 7,637,500, respectively, under the 2004 and 2006 equity plans. All unvested stock awards were included in the diluted earnings per share calculation as they are dilutive. At June 30, 2010 and 2009, the Company had outstanding warrants of 6,825,113 and 9,175,725, respectively.  Warrants were excluded in the diluted earnings per share calculation as the stock market price is below warrants’ exercise price for the six months ended June 30, 2010 and 2009, respectively. 340,000 outstanding options issued in 2009, with an exercise price below the market price during the six months ended June 30, 2010, were included in the diluted earnings per share calculation as they are dilutive. Additionally, for the six months ended June 30, 2010, 2 shares of preferred stock were diluted and included in the diluted earnings per share calculation. Dilution is computed by applying the treasury stock method.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

17. STOCKHOLDERS’ EQUITY

1)	Issuance of Preferred Stock

As of June 30, 2010, there were 2 shares of the preferred stock outstanding.  The shares have a liquidation preference of $1,000 each and are each convertible into 264 shares of common stock.

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

There are 68,796,720 shares of common stock issued and 68,602,139 shares outstanding as of June 30, 2010.

3)	Stock Options

During the year ended December 31, 2009, the Company issued 340,000 fully vested stock options in connection with the services rendered by the Company’s senior executives and recorded total stock option compensation expenses of $777,661 for the year ended December 31, 2009.

The following table summarizes the stock option activities of the Company:

	Outstanding	Exercise Price	Life in years	Value
Outstanding, January 1, 2010	340,000	$2.66	4.00	$571,200
Granted	0	-		-
Forfeited	-			-
Exercised	-			-
Outstanding, June 30, 2010	340,000	$2.66	$3.50	$713,119

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

17. STOCKHOLDERS’ EQUITY (Continued)

4)	Stock Warrants

Following is a summary of the status of warrants activities as of June 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic Value
	Outstanding	Exercise Price	Life in years
Outstanding, January 1, 2010	6,825,113	$5.16	4.50	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2010	6,825,113	$5.16	$4.00	$-

The Company has determined that both the Investor Warrants and the Placement Agent Warrants do not meet the conditions for equity classification pursuant to ASC 815 “Accounting for Derivatives” and ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as warrant liability.

The fair value of outstanding warrants was $11,824,055 and $17,221,335 as of June 30, 2010 and December 31, 2009, respectively. The change in fair value of warrants was recorded as other income for the three and six months ended June 30, 2010.

18.  CONCENTRATION OF RISKS

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balances held in PRC bank accounts were $59,391,678 and $43,868,543 as of June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010 and December 31, 2009, the Company held $3,024,612 and $9,054,816 of cash balances within the United States of which $2,191,447 and $8,222,219 was in excess of FDIC insurance limits, respectively.

Four (4) major customers accounted for approximately 30.0% of the net revenue for the six months ended June 30, 2010, with the customers individually accounting for 9.8%, 9.2%, 5.8% and 5.2%, respectively. At June 30, 2010, the total receivable balance due from these customers was $4,260,871, representing 19.4% of total accounts receivable. Four (4) major customers accounted for 41.1% of the net revenue for the six months ended June 30, 2009. At June 30, 2009, the total receivable balance due from these customers was $4,495,266, representing 30.0% of total accounts receivable.

Four (4) major vendors provided approximately 40.4% of the Company’s purchases of raw materials for the six months ended June 30, 2010, with the vendors individually accounting for 14.3%, 10.3%, 8.5% and 7.3%, respectively. The Company’s accounts payable to these vendors was $489,869 as of June 30, 2010. Four (4) vendors provided around 43.9% of the Company’s purchase of raw materials for the six months ended June 30, 2009, with the vendors individually accounting for 17.8%, 11.7%, 7.2% and 7.1%, respectively. The Company’s accounts payable to these vendors was $369,824 as of June 30, 2009, representing 24.5% of total accounts payable.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

19.  LITIGATION

On September 30, 2009, the Company was named as a defendant in an action filed in the United States District Court for the Southern District of New York.  The action, brought by the Company’s former Chief Technological Officer, Mr. Sui-yang Huang, alleges that based on his Employment Contract, he should have been paid certain additional stock benefits by November 30, 2008; in an Amended Complaint filed in November 2009, Mr. Huang also purported to state ancillary quasi-contract and tort claims related to his contract claim and his eventual dismissal from the Company.  Mr. Huang’s Amended Complaint demanded between approximately $1.25 and $5 million in compensatory damages, plus an unspecified amount of punitive and other damages. The Company believes that all of Mr. Huang’s alleged claims are without merit.  The Company filed a motion to dismiss the Amended Complaint, both on forum non conveniens grounds and for failure to state a claim for relief.  On May 26, 2010, the Court granted the Company’s motion to dismiss on forum non conveniens grounds.  The dismissal is subject to the following conditions:  (a) Mr. Huang is able, if he so chooses, to bring a similar action against the Company in a court near his residence in China, (b) the Chinese forum accepts jurisdiction over the dispute, and (c) the Company agrees to (1) consent to a Chinese court’s jurisdiction for these civil actions, (2) toll any applicable statute of limitations for 120 days after the Court’s dismissal on forum non conveniens grounds, (3) make available in the courts of China any evidence or witnesses in its possession, custody, or control in the United States that a Chinese court hearing these cases may deem relevant, and (4) pay any final, post-appeal judgment awarded against it by a Chinese court.  Huang did not file a notice of appeal of the Court’s order dismissing the action.

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

SFG alleges that the Company failed to afford SFG the opportunity to serve as its financial advisor in connection with the private placement by the Company in August 2008.  SFG alleges that it is entitled to damages in the amount of $1,359,872 and a warrant to purchase 81,882 share of the Company’s common stock exercisable at $8.00 per share.  The Company has answered the complaint and denied that SFG was entitled to serve as financial advisor in connection with the August 2008 private placement by reason of the fact that SFG had terminated its agreements with the Company and had waived any continuing rights under the contracts, and had acted in bad faith in connection with the services it undertook to perform for the Company. The Parties are currently in the midst of the discovery process, which should be completed by the end of the year.  Once discovery is complete, the Court will issue a schedule for the trial date.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

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

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2010.  As of June 30, 2010, the Company made a total down payment of $2,794,323 on those long-term assets. Additionally, the Company entered into several contracts and already made payment of $10,953,759 for undergoing construction projects. The Company still has the commitment to pay the remaining contract amount of $1,710,490 in 2010.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

22. SEGMENT INFORMATION (Continued)

For the Six Months Ended June 30, 2010	Batteries	Electric Vehicles	Non-operating Entities	Inter-segment Elimination	Consolidated Total
Net Sales	27,403,861	21,703,953	-	(6,723,439)	42,384,375
Interest Income (expense)	91,931	(39,793)	95,405		147,543
Depreciation and Amortization	850,945	838,995	98,365	421,948	2,210,253
Segment assets	113,074,511	50,508,940	147,591,880	(138,901,034)	172,274,298
Segment net income (loss) before tax	12,442,271	6,971,983	(1,942,642)	4,121,226	21,592,837

Reconciliation of segment incomes to consolidated incomes	For the Six Months Ended June 30, 2010

Total segment income	17,471,612
Elimination of intersegment profits	(1,276,055)
Chang in fair value of warrants	5,397,280
Consolidated income before income taxes	21,592,837

Reconciliation of segment assets to consolidated assets	As of June 30, 2010

Total segment net assets	311,175,331
Elimination of intersegment receivables	(148,034,389)
Increased asset value not allocated to segments	9,133,355
Consolidated assets	172,274,298

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

23. RESTATEMENT

We have restated the consolidated financial statements for the three and six months period ended June 30, 2009 for the following reasons:

Both Investor Warrants and Placement Agent Warrants issued in 2008 were originally treated as equity and included in Additional Paid-in Capital. Upon adoption of new codification ASC 815-40-15, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”, which became effective for the fiscal years beginning after December 15, 2008 as the guiding literature toward evaluating the criteria whether an instrument is indexed to its own stock, the Company has determine that these warrants do not meet the conditions for equity classification pursuant to the guidance of ASC 815-40-15 and therefore it is appropriate to reclassify these warrants from equity to  liability. As a result of this change, the Company has reevaluated the fair value of the warranty liabilities for the three and six months ended June 30, 2009 and adjusted the warrants to their respective fair value through earnings for each reporting period.

The impact of this restatement on the financial statements as previously reported is summarized below:
	June 30, 2009
	As Reported	As Restated
Total Assets	$133,641,097	$133,641,097
Warrant liability	-	17,455,917
Additional paid-in capital	66,097,910	53,153,485
Retained earnings	42,983,451	38,471,959

Year 2009	For the Six months ended June 30,		For the Three months ended June 30,
	As Reported	As Restated	As Reported	As Restated
Total Assets	$133,641,097	$133,641,097	$133,641,097	$133,641,097
Warrant liability	-	17,455,917	-	17,455,917
Additional paid-in capital	66,097,910	53,153,485	66,097,910	53,153,485
Retained earnings	42,983,451	38,471,959	42,983,451	38,471,959

Revenues	24,457,320	24,457,320	13,771,583	13,771,583
Gross profits	11,347,531	11,347,531	6,312,983	6,312,983
Other income (expenses) - Change in fair value of warrants	-	(4,511,492)	-	(4,976,178)
Net income	11,590,401	7,078,909	7,990,104	3,013,926

Income per share - basic	$0.24	$0.15	$0.16	$0.06
Income per share - diluted	$0.20	$0.13	$0.14	$0.05

Outstadning shares-basic	47,983,579	47,983,579	48,901,584	48,901,584
Outstanding shares-diluted	56,553,099	56,553,099	58,056,619	58,056,619

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

Results of Operations

The Development of our Business

Near the end of 2004, ZQ Power-Tech obtained the financing needed to complete additional factory facilities at ZQ Power-Tech’s campus in Heilongjiang. Since 2004, the number of employees at our facilities has increased from 300 to 845 as of June 30, 2010.  The increase has occurred because we more than doubled our battery production capacity and we acquired an electric vehicle manufacturer in May 2009.

In 2008 our battery production capacity was $45 million per year with two buildings (“A” and “B”) in full production.   As our revenues in 2008 reached $45 million and continue to grow, the need to outfit buildings “C” and “D” so as to double our production capacity became apparent.  Toward that end, during 2008 we completed an equity placement to obtain the capital necessary for the expansion. In July 2009, the two new production lines, “C” and “D”, became operational with automated equipment. In August 2009, we decided to upgrade the capacity of “A” and “B” with further investment in automated equipment.  We expect to invest approximately $6.5 million in this upgrade of “A” and “B”, which will increase our annual battery production capacity to over $100 million when the upgrade is completed in the third quarter of 2010.

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

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and six months ended June 30, 2010 and 2009 respectively.

	For the Three Months Ended June 30,
			Change
	2010	2009 (Restated)	Amount	%
Revenues	$22,835,358	$13,771,583	$9,063,775	65.8%
Cost of Goods Sold	11,796,140	7,458,600	4,337,540	58.2%
Gross Profit	11,039,218	6,312,983	4,726,235	74.9%
Operation Expenses	1,992,830	3,928,551	(1,935,721)	(49.3%)
Operation Income	9,046,388	2,384,432	6,661,956	279.4%
Net Income	$12,510,240	$3,013,926	$9,496,314	315.1%

	For the Six Months Ended June 30,
			Change
	2010	2009 (Restated)	Amount	%
Revenues	$42,384,375	$24,457,320	$17,927,055	73.3%
Cost of Goods Sold	21,729,456	13,109,789	8,619,667	65.7%
Gross Profit	20,654,919	11,347,531	9,307,388	82.0%
Operation Expenses	4,608,779	4,824,870	(216,091)	(4.5%)
Operation Income	16,046,140	6,522,661	9,523,479	146.0%
Net Income	$20,034,810	$7,078,909	$12,955,901	183.0%

 Revenues

We had total revenues of $22,835,358 for the three months ended June 30 2010, an increase of $9,063,775 or 65.8%, compared to $13,771,583 for the three months ended June 30 2009. The increase in revenues was primarily due to the contribution of sales from the electric vehicle business, which the Company acquired on May 4, 2009.  Sales of electric vehicles for the three months ended June 30, 2010 totaled $12,633,974. During the three months ended June 30, 2009 our sales of electric vehicles totaled only $3,627,379.

The growth in our battery business has been accompanied by a reorientation in the relative importance of different battery sizes.  When we first entered the battery business in 2003 and during the following years, the bulk of our sales were small capacity batteries, primarily those used in consumer electronic devices.  Our growth, however, has been propelled by customers for our medium capacity batteries (used for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights, etc.) and large capacity batteries (used for electric sanitation vehicles, stationary applications, and other large scale battery applications). In the three and six onths ended June 30, 2010, the contribution of batteries in these categories as well as the contribution of electric vehicles to our total revenues was:

Three months ended June 30, 2010	Amount (US$)	% (of total revenue)
Small Capacity Battery	870,283	3.81%
Medium Capacity Battery	2,691,335	11.79%
Large Capacity Battery	4,111,822	18.01%
Miner's Lamp	2,527,944	11.07%
Electric Vehicle	12,633,974	55.33%
Total	22,835,358	100.00%

Six months ended
June 30, 2010	Amount (US$)	% (of total revenue)
Small Capacity Battery	2,067,985	4.88%
Medium Capacity Battery	7,558,590	17.83%
Large Capacity Battery	6,589,801	15.55%
Miner's Lamp	4,464,374	10.53%
Electric Vehicle	21,703,624	51.21%
Total	42,384,375	100.00%

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

At July 31, 2010 we had a backlog of approximately $63.3 million for delivery throughout the next 12 months, including a battery backlog of approximately $50.5 million. Therefore we expect to expand on the level of operations that we achieved during 2009 and the first half of the current year.

 Gross Profit.

Our cost of goods sold consists of the cost of raw materials, labor costs and production overhead. In the three months ended June 30, 2010, our revenue increased by 65.8% and our cost of goods sold increased by 58.2%, from $7,458,600 to $11,796,140, compared to the same period in 2009. This disparity in growth between revenue and cost of goods sold is mainly attributable to the higher average selling price of electric vehicle sales in 2010 than in 2009.  During the three months ended June 30 2010, the electric vehicles’ gross margin was 40.5%, higher than the 21.0% margin achieved in the same period of 2009. The overall result was an increase in our gross margin from 45.8% in the three months ended June 30 2009 to 48.3% in the same period of 2010.

In the six months ended June 30, 2010, our revenue increased by 73.3% and our cost of goods sold increased by 65.7%, from $13,109,789 to $21,729,456, compared to the same period of 2009. This higher growth in revenue is mainly attributable to the improvement on selling price of electrical vehicle sales. The result was an improvement in our gross margin from 46.4% in the six months ended June 30, 2009 to 48.7% in the same period of 2010.

Our expectation is that the operations of ZQ Power Tech will be stable before we complete the upgrade of two battery production lines, but we will generate more profit from Wuxi ZQ in 2010.  The transfer of ownership and management in 2009 led to inefficiencies in the operations of that company.  In addition, since the acquisition, our management has been working aggressively to reduce unnecessary expenses at Wuxi ZQ.

Operating expenses

The Company’s operating expenses decreased by 49.3%, from $3,928,551 in the three months ended June 30, 2009 to $1,992,830 in the same period of 2010. The Company incurred operating expenses of $4,608,779 for the six months ended June 30, 2010, a decrease of $216,091 or approximately 4.5%, compared to $4,824,870 for the six months ended June 30, 2010. The decrease is primarily due to the fact that Wuxi ZQ incurred certain selling and administration expenses when we acquired it in 2009:  specifically a bad debt allowance of approximately $640,000 and a charge for satisfaction of unrecorded debts of approximately $1,200,000.   Our operating expenses also decreased because our US office incurred lower administration expenses in the second quarter of 2010 than the same period of 2009. However, considering only the operating expenses in Heilongjiang ZQPT, our main battery production base in China, our operating expenses increased by approximately $0.35 and $0.67 million during the three and six month periods ended June 30, 2010.  Those increases were mainly attributable to our expanded operation.

Included in our general and administrative expense during the three and six months ended June 30, 2010 were  $399,170 and $814,761 attributable to amortization of the market value of stock that we granted to employees or consultants.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  The market value of the stock at the time it was issued is being amortized over the term of the employee’s or consultant’s services, thus:

●	In the case of employees, the period of amortization is based on a vesting schedule included in the employees’ contracts. The average vesting period for the employees is 9.8 years.

●	In the case of consultants, the period of amortization is based on the term of the consulting contracts, although amortization will be accelerated if the consulting relationship ceases

At June 30, 2010 there remained $5,130,084 in unamortized stock compensation on the Company’s books.  The amortization of this sum will contribute to our future operating expenses as described above.

Our total “other income” for the three and six month periods ended June 30, 2010 was not materially different from “other income” in the three and six month periods ended June 30, 2009, although the components of other income varied significantly:

●
In the three and six months ended June 30, 2010, we realized $80,005 and $147,543 in net interest income.  The $39,793 that we incurred in interest on Wuxi ZQ’s $2,916,071 short-term bank loan was offset by $160,000 in the interest income due to our $1.6 million lending to a non-related company, Harbin Jinhuida Investment Consulting Limited, at an interest rate of 10% per annum, and by interest on our cash deposited in Chinese banks.

●
For the six months ended June 30 2010, we recognized a $1,876 investment gain from our 49% equity investment in Beyond E-Tech, Inc., a Texas corporation recently organized to engage in distributing cellular telephones in the United States.  The acquisition has been recorded as an “investment in unconsolidated entity” on our balance sheet, and our participation in that business will be accounted for through the equity method.  Because Beyond E-Tech incurred a net gain of $ 3,829 in the six months ended June 30, 2010, the value of our investment was increased on our balance sheet by 49% of that sum – i.e. $1,876 – and we incurred “equity gain” in that amount.

●
Our acquisition of Wuxi ZQ in May 2009 resulted in a $9,909,320 gain on bargain purchase.   This occurred because the fair value of the net assets of Wuxi ZQ was $19,779,320, but the 3,000,000 common shares that we paid to acquire Wuxi ZQ had a market value of only $9,870,000.  We recorded the $9,909,320 difference as “other income” in accordance with SFAS 141R in the three and six months ended June 30, 2009.  There was no corresponding income in 2010.

●
In 2008 and 2009, the Company issued warrants in conjunction with the issuance of common shares or convertible preferred stock. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the Company may be required to repurchase the warrants at their fair value in certain circumstances, the fair value of the warrants has been recorded as a liability on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.   During the three and six months ended June 30 2010, the decrease in the fair value of warrants was $4,191,406 and $5,397,280 respectively, which were recognized as other income.  If in future quarters the warrants increase in value (e.g. by reason of an increase in the market price of our common stock), we will record an “other expense” equal to the amount of the increase.

The Company’s revenue less expenses produced pre-tax income of $13,317,799 and $21,589,522 for the three and six months ended June 30, 2010, representing increases of $6,154,400 and $9,758,658 from the same period of 2009.  In the three and six months ended June 30 2010, domestic (U.S.) pre-tax incomes were $3,313,451 and $3,589,214 respectively (including $4,191,406 and $5,397,280 other income due to change in fair value of warrants in the hree and six months ended June 30 2010 respectively); foreign (China) pre-tax incomes were $11,096,775 and $19,299,039. The deferred income tax because of gain on bargain purchase for the three and six months ended June 30 2009 were $3,468,262. As a result of Chinese tax laws that reward foreign investment in China, currently and through 2010, ZQ Power-Tech is entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  After taxes of $810,875 and $1,558,027 realized in the three and six months ended June 30 2010, our net incomes were $12,506,925 and $20,031,496 respectively, representing 315.0% and 183.0% increases over the same periods of 2009.

Liquidity and Capital Resources

The growth of our Company has been funded by capital contributions - initially those of our founders and in recent years capital raised by the sale of equity to private investors.  As a result, at June 30, 2010 we had no debt, having satisfied the bank loans that Wuxi ZQ carried when we acquired it.

At June 30, 2010 the Company had a working capital balance of $94,388,425, an improvement from our working capital balance of $83,453,937 at December 31, 2009. We had $62,416,290 cash, an increase of $9,492,932 from our cash balance of $52,923,358 at December 31, 2009. The primary reason for the improvement in working capital and cash was the strong positive operating cash flows partially offset by further investment in our facilities and repayment of one bank loan.

At June 30, 2010 we had two long term liabilities:

●	a deferred tax liability of $3,468,262 attributable to the gain we realized when we acquired Wuxi ZQ in May 2009 for a price less than the fair value of its net assets; and

●
a “warrant liability” of $11,824,055 attributable to the warrants that we issued in our three equity financing transactions in 2008 and 2009.  Pursuant to provisions of ASC 815 (previously: EITF 07-05) that became effective for 2009 and subsequent years, the present value of the outstanding warrants is considered a liability.

ZQ Power-Tech and Wuxi ZQ have sufficient liquidity to fund their near-term operations and to fund the working capital demands of future expansion. If we determine that additional funds are needed for other attractive growth opportunities or for the full implementation of our long term expansion plans for Wuxi ZQ, we have available over $53 million in property, plant and equipment that ZQ Power-Tech and Wuxi ZQ own free of liens, for potential collateral loans. On July 31, 2010 our backlog of firm orders was approximately $63.3 million.  Based on that backlog of orders, we believe that secured financing will be available on favorable terms if needed.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

During the six months ended June 30, 2010, there was no material change in the status of any of the legal proceedings described in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  Unregistered Sale of Equity Securities

The Company did not effect any unregistered sales of equity securities during the three months ended June 30, 2010.

(c)   Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the three months ended June 30 2010.

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

ADVANCED BATTERY TECHNOLOGIES, INC.

Date: August 9, 2010	By: /s/ Zhiguo Fu
Name: Zhiguo Fu
Title: Chief Executive Officer

Date: August 9, 2010	By: /s/ Guohua Wan
Name: Guohua Wan
Title: Chief Financial Officer