Form 10-Q
period 2010-09-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2010-11-15
CIK 745651

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Yes  X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ____ No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ____ Accelerated filer   X    Non-accelerated filer ____ Small reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ____  No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 15, 2010
Common Voting Stock: 68,902,639

ADVANCED BATTERY TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

	Page No
Part I	Financial Information

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheet (unaudited) – September 30, 2010 and December 31, 2009	2
	Condensed Consolidated Statements of Income and Other Comprehensive Income (Unaudited) - for the Three and Nine Months Ended September 30, 2010 and 2009	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – for the Nine Months Ended September 30, 2010 and 2009	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36

Part II	Other Information

Item 1.	Legal Proceedings	37
Items 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults upon Senior Securities	37
Item 4.	Reserved	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
Signatures		38

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30,	December 31,
	2010	2009
		(Restated)
Current assets:
Cash and cash equivalents	$74,278,291	$52,923,358
Accounts receivable, net	19,609,668	22,406,927
Inventories, net	7,957,039	3,680,098
Loan receivable	1,600,000	1,600,000
Other receivables	342,586	107,751
Advance to suppliers,net	5,921,007	7,940,129
Total Current Assets	109,708,591	88,658,263

Property, plant and equipment, net	55,836,516	47,248,600

Other assets:
Investment in unconsolidated entity	789,362	785,057
Investment advance	1,497,571	1,457,034
Deposit for long-term assets	2,130,952	2,860,882
Intangible assets, net	13,924,332	14,317,502
Goodwill	2,541,094	2,472,311
Other assets	44,361	26,705
Total other assets	20,927,672	21,919,491

Total Assets	$186,472,778	$157,826,354

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loan	$-	2,916,071
Accounts payable	931,385	670,254
Advance from Customers	168,311	228,871
Accrued expenses and other payables	1,166,173	1,389,130
Total Current Liabilities	2,265,868	5,204,326

Long term liabilities:
Deferred tax liability	3,025,847	3,025,847
Warrant liability	11,952,230	17,221,335
Total Liabilities	17,243,946	25,451,508

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 face value, 5,000,000 shares authorized;
2 shares issued and 2 shares outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
69,097,220 shares issued and 68,902,639 shares outstanding as of September 30, 2010
and 68,778,112 shares issued and 68,583,531 shares outstanding as of December 31, 2009	69,097	68,778
Additional paid-in-capital	71,246,548	70,023,310
Accumulated other comprehensive income	9,964,555	5,496,334
Retained earnings	88,448,122	57,285,914
Less: Cost of treasury stock (194,581 shares as of September 30,2010 and December 31, 2009 )	(499,490)	(499,490)
Total Stockholders' Equity	169,228,832	132,374,846

Total Liabilities and Stockholders' Equity	$186,472,778	$157,826,354

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)

Revenues	$25,930,885	$17,714,278	$68,315,260	42,171,598

Cost of Goods Sold	12,170,059	10,087,228	33,899,515	23,197,017

Gross Profit	13,760,826	7,627,050	34,415,745	18,974,580

Operating Expenses
Research & Development expenses	194,420	118,764	194,420	307,236
Selling, general and administrative	1,546,734	2,264,173	6,155,513	5,636,527

Operating income	12,019,672	5,244,112	28,065,812	13,030,817

Other Income (Expenses)
Interest income	110,276	76,841	297,612	247,387
Interest (expense)	(7,659)	(120,417)	(47,452)	(326,636)
Equity gain (loss) from unconsolidated entity	2,429	5,190	4,305	(62,470)
Forgiveness of debt	-	336,849	-	336,849
Other income (expenses)	33,412	(160)	33,412	13,548
Gain on bargain purchase	-	-	-	8,645,276
Change in fair value of warrants	(128,176)	269,943	5,269,104	(4,241,549)
Total other income (expenses)	10,281	568,246	5,556,980	4,612,405

Income before Income Taxes	12,029,953	5,812,358	33,622,793	17,643,222

Provision for Income Taxes
Income tax-Current	902,558	726,337	2,460,585	2,010,030
Income tax-Deferred	-	0	-	3,025,847

Net income	$11,127,394	$5,086,021	$31,162,207	12,607,345

Other Comprehensive Income
Foreign currency translation adjustment	3,237,432	(28,402)	4,468,221	(57,938)

Comprehensive Income	$14,364,825	$5,057,619	$35,630,429	12,549,407

Earnings per share
Basic	$0.18	$0.10	$0.51	$0.25
Diluted	$0.16	$0.08	$0.45	$0.22

Weighted average number of common shares outstanding
Basic	62,587,469	52,970,305	61,558,821	49,676,366
Diluted	69,723,408	61,342,040	68,694,759	57,974,862

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months ended September 30,
	2010	2009
		(Restated)
Cash Flows From Operating Activities:
Net income	$31,162,207	$12,607,345
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Gain on bargain purchase	-	(8,645,276)
Deferred income tax	-	3,025,847
Depreciation and amortization	3,024,982	1,763,076
Amortization of deferred consulting expenses	87,281	108,468
Amortization of stock based compensation expense	1,136,276	1,346,769
Equity loss (gain) of unconsolidated entity	(4,305)	62,470
Provision for doubtful accounts and inventory valuation allowance	638,000	982,866
Forgiveness of debt	-	(336,849)
Gain on disposal of fixed asset	(146)	-
Change in fair value of warrants	(5,269,104)	4,241,549
Changes in operating assets and liabilities:
Accounts receivable	2,805,618	(6,880,935)
Inventories	(4,092,945)	(2,712,891)
Other receivable & prepayments	2,509,083	(4,299,473)
Accounts payable, accrued expenses and other payables	(103,861)	(6,376,234)
Advances from Customer	(65,649)	(872,575)

Net cash provided by (used in) operating activities	31,827,437	(5,985,843)

Cash Flows From Investing Activities:
Deposit for long-term assets	(1,061,467)	(1,360,130)
Purchase of property, plant and equipment	(8,129,996)	710,261
Cash acquried from business combination	-	837,564
Acquistion of Construction in process	-	(9,003,299)

Net cash used in investing activities	(9,186,321)	(8,815,605)

Cash Flows From Financing Activities
Repayment of bank loan	(2,937,943)	-
Purchase of treasury stock	-	(203,788)
Proceeds from equity financing, net	-	16,091,868
Repayment of officer loan	-	(13,143)

Net cash provided by (used in) financing activities	(2,937,943)	15,874,937

Effect of exchange rate changes on cash and cash equivalents	1,651,761	20,013

Increase in cash and cash equivalents	21,354,934	1,093,502

Cash and Cash Equivalents - Beginning of period	52,923,358	32,746,155

Cash and Cash Equivalents - End of period	$74,278,291	$33,839,657

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$47,452	$277,895
Income taxes	$2,416,310	$1,083,556

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for stock-based compensation	$1,132,795	$1,119,650
Common stock issued for acquisition of Wuxi ZQ	$-	$9,870,000
Options issued to executives for service	$-	$777,660

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2009 Form 10-K.

 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Advanced Battery Technologies, Inc. (the “Company” or “ABAT”) and its wholly-owned subsidiaries, Cashtech Inc., Wuxi Angell Autocycle Co., Ltd. (“Wuxi ZQ”) and Harbin Zhongqiang Power-Tech Co., Ltd. (“Harbin ZQPT”).  In addition, the consolidated financial statements include the accounts of Heilongjiang Zhongqiang Power-Tech Co., Ltd. (“Heilongjiang ZQPT”), which is a variable interest entity with respect to Harbin ZQPT.  All significant inter-company balances and transactions have been eliminated in consolidation.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, accrued expenses and other payables, approximate their fair market value due to the short-term nature of these instruments. The Company uses Level 3 method to measure fair value of its warrant liability.  See Note 17 for disclosure of the inputs and valuation techniques used to measure the fair value of the warrant liability.  During the three and nine months ended September 30, 2010 the Company’s warrant liability accounts changed as followed:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Opening balance	$11,824,055		$17,221,335
(Income) Loss included in earnings	$128,176	*	$(5,269,104	)*
Closing balance	$11,952,230		$11,952,230
_______________
* Reported on Consolidated Statements of Income and Other Comprehensive Income: Other Income (Expenses): Change in Fair Value of Warrants.

The Company did not identify any other assets or liabilities that are required to be re-measured at fair value at a recurring basis in accordance with ASC 820.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risk of losses

The Company is exposed to potential risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  The Company would recognize the potential losses and make the related accruals if: (i) information is available and indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated.  As of September 30, 2010 and 2009, the Company is not aware of any potential losses that need to be accrued on the financial statements.

Accounts receivable

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance. The allowance for accounts receivable is $1,148,706 and $570,182 as of September 30, 2010 and December 31, 2009 respectively.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of ASC 350, “Intangibles - Goodwill and Other.” Under ASC 350, goodwill and intangible assets that are deemed to have indefinite useful lives are not amortized. Rather, they are assessed for impairment. We perform impairment testing on the intangible assets whenever events or changes indicate that the fair value of these intangible might be impacted.  We perform the goodwill impairment assessment on the last day of the each fiscal year.  To test goodwill for impairment, we first assign the recorded goodwill to one of our two reporting units, the battery operations and the electric vehicle operations, by comparing the estimated fair value of the reporting unit as a whole with the fair values of the unit’s identifiable net assets. We measure the fair value of the reporting unit by comparing a multiple of the unit’s earnings with multiples of comparable entities that have observable market values.  We apply the following two-step process to each reporting unit:

●
Step 1: We estimate the fair value of the reporting unit (UFV) in the manner described above and compare it with the unit’s book value (UBV), which equals the recorded amounts of assets and allocated goodwill less liabilities. When UFV is greater than UBV, there is no impairment, and the test is complete. When UFV is less than UBV, then we go to Step 2.

●
Step 2:  We estimate the implied fair value (GFV) of the reporting unit’s goodwill by repeating the process performed at acquisition. This requires subtracting estimated current fair values of the unit’s identifiable net assets from the unit’s estimated fair value (UFV), and comparing the difference with the carrying amount of the goodwill (GBV).  When GFV is greater than GBV, goodwill is not impaired. When GFV is less than GBV, we record an impairment write-off equal to the difference.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment.”

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Revenue recognition

The Company recognizes revenue recognition in accordance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when title and risks have passed, which is generally at the date of shipment and when collectability is reasonably assured.

The Company sells its products to customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company makes custom products based on sales agreements, so no returns are allowed. The Company provides warranty on the product for one year from the date of shipment only in the event of defects. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the three and nine months ended September 30, 2010 and 2009, no sales returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers.

Product warranty

The Company provides product warranties to its customers that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties has been minimal and, as of September 30 2010, no product warranty reserve was considered necessary.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based compensation

The Company adopted the provisions of ASC 718, “Compensation - Stock Compensation,” which establishes the accounting for employee stock-based awards. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (i.e. the vesting period of the grant).  The fair value of shares granted is deemed to be the closing traded price of our common stock on the date of grant.  The fair value of options granted is determined by utilizing the Black Scholes Option Pricing Model.

Generally shares issued to executives and employees will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 3.11 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation was $379,703 and $316,835 for the three months, and $1,136,276 and $1,346,769 for the nine months, ended September 30, 2010 and 2009, respectively.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 718.  The fair value of the stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services.  Fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is calculated and then reconciled as compensation expense over the requisite performance period.  This amount is marked to market until all shares are vested by the non-employees.

Income tax

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently issued accounting standards

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our consolidated financial position, results of operations, or cash flows.

3. INVENTORIES
	As of September 30, 2010	As of December 31, 2009
Raw Materials	$3,393,821	$1,408,230
Work-in-process	567,580	514,905
Finished goods	4,044,327	1,804,334
	8,005,728	3,727,469
Less allowance	(48,690)	(47,372)
	$7,957,039	$3,680,098

4. LOAN RECEIVABLE

The Company loaned to a non-related company, Harbin Jinhuida Investment Consulting Limited, the amount of $1,600,000 for one year term from October 30, 2008 to October 29, 2009 at a fixed interest rate of 10% per annum. On October 30, 2009 and again on October 30, 2010, the Company renewed the loan contract for one year periods at the same fixed interest rate of 10% per annum. The Company accrued interest income of $120,000 for the nine months ended September 30, 2010.

5.  OTHER RECEIVABLES

Other receivables generally consist of advances to employees, interest receivable and tax refund receivable.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

6.   ADVANCES TO SUPPLIERS

The Company makes advances to certain suppliers for raw materials purchases. The net advances to suppliers were $5,921,007 and $7,940,129 as of September 30, 2010 and December 31, 2009, respectively.  The allowance for these advances was $370,802 and $275,379 as of September 30, 2010 and December 31, 2009, respectively.

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of September 30, 2010	As of December 31, 2009
Building and improvements	$38,400,871	$35,578,159
Machinery and equipment	11,636,828	11,327,396
Motor Vehicles	683,351	285,999
	50,721,050	47,191,555
less: Accumulated Depreciation	(7,353,758)	(4,854,438)
Construction in Progress	12,469,223	4,911,483
Total property, plant and equipment, net	$55,836,516	$47,248,600

Depreciation expense for the three months ended September 30, 2010 and 2009 was $616,602 and $712,142, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was $2,406,795 and $1,394,130, respectively.

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

8. INVESTMENT IN UNCONSOLIDATED ENTITY

In the fourth quarter of 2008, the Company entered into an equity investment agreement (“Agreement”) with Beyond E-Tech, Inc (BET) to acquire 49% of the issued and outstanding capital stock of BET and accounts for its investment in BET under the equity method. Net gain (loss) on this investment using the equity method was $4,305 and ($62,470) for the nine months ended September 30, 2010 and 2009, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

9. INVESTMENT IN ADVANCE

On September 8, 2009, the Company’s board approved the execution of a letter of intent to acquire a battery company in Shenzhen. The Company has made a deposit in amount of RMB 10 million (approximately $1.49 million) as of September 30, 2010, and expects to complete the acquisition by the end of 2010.

10. DEPOSIT FOR LONG-TERM ASSETS

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2010. As of September 30, 2010, the Company made total deposits in the amount of $2,130,952. The Company expects to pay the remaining contract amount of approximately $0.48 million by the end of 2010. The deposit will be reclassified to the respective accounts under fixed assets upon delivery and transfer of legal titles and the assets being placed in service.

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

Rights to use land and power and patent rights are stated at fair market value less accumulated amortization. The Company amortizes the patents over a 3-10 year period. The Company evaluates finite-lived intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of September 30, 2010 and December 31, 2009, no impairment of intangible assets has been recorded.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

11. INTANGIBLE ASSETS (Continued)

Net intangible assets at September 30, 2010 were as follows:

	Initial Book Value	Accumulated Amortization	Net Book Value	Amortization Period (Years)
Rights to use land and power	$13,260,937	$621,390	$12,639,547	48.6
Patents	1,249,838	486,889	762,950	9.0
Marketing network resource	1,000,038	478,202	521,835	3.0

Total	$15,510,812	$1,586,481	$13,924,332

Net intangible assets at December 31, 2009 were as follows:
	Initial Book Value	Accumulated Amortization	Net Book Value	Amortization Period (Years)
Rights to use land and power	$13,065,389	$381,539	$12,683,850	48.6
Patents	1,224,986	369,040	855,946	9.0
Marketing network resource	1,000,038	222,330	777,708	3.0

Total	$15,290,412	$972,909	$14,317,503

Amortization expense was $224,281 and $196,797 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense was $618,187 and $368,946 for the nine months ended September 30, 2010 and 2009, respectively.

Based upon current assumptions, the Company expects that its intangible assets will be amortized according to the following schedule:

Balance at December 31, 2010	$193,448
2011	735,861
2012	541,307
2013	379,497
2014	413,303
2015	959,307
Thereafter	10,701,608
$13,924,332

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

12. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired as result of the company acquiring the remaining 30% interest in Heilongjiang ZQPT in 2006. The Company applied step accounting by determining the implied fair value of goodwill by allocating the price paid to acquire the 30% minority interest to all of its assets and liabilities. As of September 30, 2010, no impairment of goodwill was recorded.

13. SHORT TERM BANK LOANS

In connection with the Company’s acquisition of Wuxi ZQ in May 2009, it entered into two loans agreements in the aggregate amount of RMB 50,000,000 (approximately $7.3 million) with Huaxia Bank. Wuxi ZQ paid down one loan of RMB 30,000,000 (approximately $4.4 million) during the year ended December 31, 2009 and another loan of RMB 20,000,000 (approximately $2.9 million) during the nine months ended September 30, 2010.

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

The Company has issued all 5,000,000 shares provided in the Plan in the form of grants of restricted common stock.  As of September 30, 2010, 2,370,000 of those shares had vested and no shares have been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of September 30, 2010, and changes for the nine months ended September 30, 2010, is presented below:

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

14. STOCK-BASED COMPENSATION (Continued)

Unearned stock compensation as of January 1, 2010	$1,837,934
Unearned stock compensation granted	-
Compensation expenses recorded on the statement of income with a credit to additional paid-in capital	(199,320)

Unearned stock compensation as of September 30, 2010	$1,638,614

In addition, the compensation cost recorded to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $352,898. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months.  The fair value of the shares issued to non-employee consultants is calculated and then reconciled as compensation expense over the requisite performance period.  This amount is marked to market until all shares are vested by the non-employees. The amortization for the three months ended September 30, 2010 and 2009 was $29,094 and $29,094, respectively. The amortization for the nine months ended September 30, 2010 and 2009 was $87,281 and $108,468, respectively.

The following table shows the amortization of the unearned stock compensation relating to consulting contracts:

As of September 30	Amortization
2011	$116,375
2012	91,933
2013	9,121
$207,429

(2)  2006 Equity Incentive Plan

The Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) on April 24, 2006. The 2006 Plan became effective on April 18, 2006.  The number of shares available for grant under the 2006 Plan shall not exceed 8,000,000 shares and shares of stock and options may be granted to the eligible persons at the discretion of the Company’s Board of Directors or the Committee administering the plan.  Incentive stock options (“ISO”), nonqualified stock options (“NQSO”), or a combination thereof may be granted but ISOs can only be granted to the Company’s employees.  The Committee can also grant shares of restricted stock or performance shares (a performance share is equivalent in value to a share of stock) to eligible persons from time to time.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

14. STOCK-BASED COMPENSATION (Continued)

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

The Company has issued 7,109,000 of the shares provided in the Plan in the form of grants of restricted common stock.  As of September 30, 2010, 249,000 of those shares had vested and no shares have been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of September 30, 2010 is presented below:

Unearned stock compensation as of January 1, 2010	$3,991,119
Unearned stock compensation granted	1,132,795
Compensation expenses recorded on the statement of operations with a credit to additional paid-in capital	(936,956)
Unearned stock compensation as of September 30, 2010	$4,186,958

The following table shows the amortization of the unearned stock compensation:

As of September 30,
2011	$1,871,831
2012	899,463
2013	899,463
2014	516,200
$4,186,958

(3)	Recent Stock Option Activity

During the year ended December 31, 2009, there were 340,000 options granted for services. On January 1, 2009, the Company issued options to two senior executives to purchase a total of 340,000 shares of common stock at an exercise price of $2.66 with a vesting period of one year. The fair value of each option was estimated to be $2.29 as of the December 31, 2009 grant date, using a Black-Scholes option-pricing model with the following assumptions:

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

14. STOCK-BASED COMPENSATION (Continued)

Expected life	5.0 years
Expected volatility	89.13%
Risk free interest rate	2.46%
Dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon rate. Expected volatility is estimated based on the Company’s historical stock price using the expected life of the grant. Due to a lack of employee exercise behavior in the past, the expected life is based upon the maximum exercise period.

The following table summarizes the stock option activities of the Company:

	Outstanding	Exercise Price	Life in Years	Value (1)
Outstanding, January 1, 2010	340,000	$2.66	4.00	$571,200
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2010	340,000	$2.66	3.25	$744,482

(1)	“Value” represents the intrinsic value of outstanding options as of the date noted.

15. INCOME TAXES

The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense.

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
China Pre-tax Income	$31,767,498	$15,219,873
Domestic Pre-Tax Income	1,855,294	2,423,349
Total Pre-Tax Income	$33,622,793	$17,643,222

China Income Tax Expense	$2,460,585	$2,010,030
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$2,460,585	$2,010,030

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

15. INCOME TAXES (Continued)

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

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:
	For the Nine Months
	Ended September 30,
		2009
	2010	(Restated)
U.S. statutory income tax rate	35.0%	35.0%
Foreign income not recognized in the U.S	(35.0%)	(35.0%)
China Statutory income tax rates	25.0%	25.0%
China income tax exemption	(12.5%)	(12.5%)
Other items (a)	(5.0%)	(1.1%)
Effective consolidated current income tax rate	7.5%	11.4%

(a) The (5.0%) represents $2,697,803 of corporate expenses incurred by the Company’s US office (excluding $5,269,104 other income due to change in fair value of warrants) that are not subject to PRC income tax for the nine months ended September 30, 2010. The (1.1%) represents $664,878 of corporate expenses incurred by the Company’s US office (excluding $4,241,549 other expense due to change in fair value of warrants) that are not subject to PRC income tax for nine months ended September 30, 2009.

The estimated tax savings as a result of our tax holidays for the nine months ended September 30, 2010 and 2009 amounted to $2,456,998 and $2,181,377, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the nine months ended September 30, 2010 and 2009 from $0.51 to $0.47 and from $0.33 to $0.29, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

15. INCOME TAXES (Continued)

The Company was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for the three and nine months ended September 30, 2010 and 2009. The net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $2,697,803 and $2,936,410 for the nine months ended September 30, 2010 and 2009, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. For United States income tax purposes, the valuation allowances for the nine months ended September 30, 2010 and 2009 were $944,231 and $1,198,150, respectively.

In addition, there are net operating loss carry-forwards from Wuxi ZQ. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Wuxi ZQ’s limited operating history. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010 for the temporary difference related to loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments. For PRC income tax purposes, the valuation allowances were $10,249 and $3,074,202 as of September 30, 2010 and December 31, 2009, respectively.

The following table sets forth the components of deferred income taxes as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009 (Restated)
Gain on bargain purchase of Wuxi ZQ	$3,025,847	$3,025,847
Wuxi ZQ net operating loss carryforward	10,249	3,074,202
	3,036,096	6,100,049

Valuation allowance	10,249	3,074,202
Deferred tax liability	$3,025,847	$3,025,847

16. EARNINGS PER SHARE

Earnings per share is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding pursuant to ASC 260, “Earnings Per Share.”  The following are the calculations for earnings per share for the three and nine months ended September 30, 2010 and 2009:

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

16. EARNINGS PER SHARE

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earning per share		(Restated)		(Restated)
Net Income	$11,127,394	$5,086,020	$31,162,208	$12,607,345
Weighted average number of common shares outstanding-Basic	62,587,469	52,970,305	61,558,821	49,676,366
Earnings per share-Basic	$0.18	$0.10	$0.51	0.25

Diluted earnings per share
Net Income	$11,127,394	$5,086,020	$31,162,208	$12,607,345
Weighted average number of common shares outstanding-Basic	62,587,469	52,970,305	61,558,821	49,676,366
Effect of conversion of preferred stock	528	131,926	528	58,688
Effect of exercise of options and warrants	88,078	602,309	88,078	602,309
Effect of diluted securities-unvested shares	7,047,333	7,637,500	7,047,333	7,637,500
Weighted average number of common shares outstanding-Diluted	69,723,408	61,342,040	68,694,759	57,974,862

Earnings per share-Diluted	$0.16	$0.08	$0.45	$0.22

As of September 30, 2010 and 2009, the Company had unvested stock awards of 7,047,333 and 7,637,500, respectively, under the 2004 and 2006 equity plans. All unvested stock awards were included in the diluted earnings per share calculation as they are dilutive. At September 30, 2010 and 2009, the Company had outstanding warrants of 6,825,113 and 9,175,725, respectively.  Warrants were excluded in the diluted earnings per share calculation as the stock market price is below warrants’ exercise price for the nine months ended September 30, 2010, but were included in the diluted earnings per share calculation for the nine months ended September 30, 2009. 340,000 outstanding options issued in 2009, with an exercise price below the market price during the nine months ended September 30, 2010, were included in the diluted earnings per share calculation as they are dilutive. Additionally, for the nine months ended September 30, 2010, 2 shares of preferred stock were diluted and included in the diluted earnings per share calculation. Dilution is computed by applying the treasury stock method.

17. EQUITY PLACEMENTS

1)	Issuance of Preferred Stock

As of September 30, 2010, there were 2 shares of the preferred stock outstanding.  The shares have a liquidation preference of $1,000 each and are each convertible into 264 shares of common stock.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

17. EQUITY PLACEMENTS (Continued)

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

On September 21, 2010, the Company issued 300,500 shares to 84 employees for one-year service as incentive stock compensation according to its 2006 equity plan.

3)	Stock Warrants

Following is a summary of the status of warrants activities as of September 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, January 1, 2010	6,825,113	$5.16	4.50	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2010	6,825,113	$5.16	3.75	$-

The Company has determined that both the Investor Warrants and the Placement Agent Warrants do not meet the conditions for equity classification pursuant to ASC 815 “Derivatives and Hedging” and ASC 815-40 “Contracts in Entity’s Own Equity.” Both instruments contain a covenant that, in the event of a “fundamental transaction,” if the securities to be issued upon exercise of the warrants will not be listed on a national securities exchange, the warrant holder has the option to force the Company to purchase the warrants at present value.  The warrants define a “fundamental transaction” to include:

i.	any merger, sale of assets, tender or exchange offer, reclassification of the common stock or compulsory share exchange, if

ii.
the transaction is either an all-cash transaction, a “going private” transaction, or a transaction in which the Company’s common stock will be exchanged for securities that are not traded on a national securities exchange.

Under those circumstances, the warrant holder could require the Company to redeem the warrant by paying an amount of cash equal to the value of the warrant on the date preceding the fundamental transaction, determined in accordance with the Black-Scholes option pricing model.  Under those circumstances, the Company would be forced to settle the warrants in cash, the warrants do not meet the conditions for equity classification set forth in FASB ASC 815-40-15, and therefore have been classified as warrant liability.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

17. EQUITY PLACEMENTS (Continued)

The fair value of outstanding warrants was $11,952,230 and $17,221,335 as of September 30, 2010 and December 31, 2009, respectively. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions:

	As of September 30, 2010	As of December 31, 2009
Volatility	81.5%	90.9%
Risk free interest rate	0.96%	2.69%
Expected term	2.91 - 4.25 years	3.66 - 5.00 years

The change in fair value of warrants was recorded as other loss or income for the three and nine months ended September 30, 2010.

18.  CONCENTRATION OF RISKS

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balances held in PRC bank accounts were $72,809,282 and $43,868,543 as of September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010 and December 31, 2009, the Company held $1,469,008 and $9,054,816 of cash balances within the United States of which $840,335 and $8,222,219 was in excess of FDIC insurance limits, respectively.

Four (4) major customers accounted for approximately 24.3% of the net revenue for the nine months ended September 30, 2010, with the customers individually accounting for 8.3%, 5.8%, 5.3% and 4.9%, respectively. At September 30, 2010, the total receivable balance due from these customers was $3,621,420, representing 19.4% of total accounts receivable. Four (4) major customers accounted for 44.8% of the net revenue for the nine months ended September 30, 2009, with the customers individually accounting for 21.4%, 10.0%, 6.8% and 6.6%, respectively. At September 30, 2009, the total receivable balance due from these customers was $5,504,761, representing 24.0% of total accounts receivable.

Four (4) major vendors provided approximately 40.4% of the Company’s purchases of raw materials for the nine months ended September 30, 2010, with the vendors individually accounting for 16.0%, 9.4%, 7.6% and 7.4%, respectively. The Company’s accounts payable to these vendors was $0 as of September 30, 2010. Four (4) vendors provided around 60.0% of the Company’s purchase of raw materials for the nine months ended September 30, 2009, with the vendors individually accounting for 31.4%, 10.3%, 9.7% and 8.4%, respectively. The Company’s accounts payable to these vendors was $558,741 as of September 30, 2009, representing 20.8% of total accounts payable.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

19.  LITIGATION

On September 30, 2009, the Company was named as a defendant in an action filed in the United States District Court for the Southern District of New York.  The action, brought by the Company’s former Chief Technological Officer, Mr. Sui-yang Huang, alleges that based on his employment contract, he should have been paid certain additional stock-based benefits by November 30, 2008; in an Amended Complaint filed in November 2009, Mr. Huang also purported to state ancillary quasi-contract and tort claims related to his contract claim and his eventual dismissal from the Company.  Mr. Huang’s Amended Complaint demanded between approximately $1.25 and $5 million in compensatory damages, plus an unspecified amount of punitive and other damages. The Company believes that all of Mr. Huang’s alleged claims are without merit.  The Company filed a motion to dismiss the Amended Complaint, both on forum non conveniens grounds and for failure to state a claim for relief.  On May 26, 2010, the Court granted the Company’s motion to dismiss on forum non conveniens grounds.  The dismissal is subject to the following conditions:  (a) Mr. Huang is able, if he so chooses, to bring a similar action against the Company in a court near his residence in China, (b) the Chinese forum accepts jurisdiction over the dispute, and (c) the Company agrees to (1) consent to a Chinese court’s jurisdiction for these civil actions, (2) toll any applicable statute of limitations for 120 days after the Court’s dismissal on forum non conveniens grounds, (3) make available in the courts of China any evidence or witnesses in its possession, custody, or control in the United States that a Chinese court hearing these cases may deem relevant, and (4) pay any final, post-appeal judgment awarded against it by a Chinese court.  Huang did not file a notice of appeal of the Court’s order dismissing the action.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

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

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2010.  As of September 30, 2010, the Company made a total down payment of $2,130,952 on those long-term assets. Additionally, the Company entered into several contracts and already made payment of $12,469,223 for ongoing construction projects. The Company still has the commitment to pay the remaining contract amount of $6.46 million in 2010.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

22.  SEGMENT INFORMATION (Continued)

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

For the Nine Months Ended September 30, 2010	Batteries	Electric Vehicles	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	42,568,188	35,608,015	-	(9,860,943)	68,315,260
Interest Income (expense)	131,345	(18,601)	137,414	-	250,159
Depreciation and Amortization	1,072,989	1,204,956	112,385	634,652	3,024,982
Segment assets	122,685,681	55,962,607	149,936,542	(142,112,052)	186,472,778
Segment net income (loss) before tax	19,670,331	12,255,813	(2,838,936)	4,535,584	33,622,793

For the Three Months Ended September 30, 2010	Batteries	Electric Vehicles	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	15,164,327	13,904,062	-	(3,137,504)	25,930,885
Interest Income (expense)	39,415	21,192	42,009	-	102,616
Depreciation and Amortization	222,044	365,961	14,019	212,705	814,729
Segment assets	122,685,681	55,962,607	149,936,542	(142,112,052)	186,472,778
Segment net income (loss) before tax	7,228,060	5,283,830	(896,294)	414,356	12,029,953

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

Reconciliation of segment incomes to consolidated incomes	For the Nine Months Ended September 30, 2010	For the Three Months Ended September 30, 2010
Total segment income (Operating entities)	31,926,144	12,511,890
Total segment income (Non-operating entities)(1)	(2,838,936)	(896,294)
Elimination of intersegment profits	(733,519)	542,532
Chang in fair value of warrants	5,269,104	(128,176)
Consolidated income before income taxes	33,622,793	12,029,953

Reconciliation of segment assets to consolidated assets	As of September 30, 2010
Total segment net assets (Operating entities)	178,648,288
Total segment net assets (Non-operating entities)(2)	149,936,542
Elimination of intersegment receivables	(151,245,407)
Increased asset value not allocated to segments	9,133,355
Consolidated assets	186,472,778

(1)
“Non-operating entities” identifies our U.S. parent corporation, Advanced Battery Technologies, Inc., and its subsidiary holding company, Cashtech Investment Limited, a British Virgin Islands corporation.  “Segment income (Non-operating entities)” refers to the administrative expenses of those two entities, including the expenses attributable to our New York City office, other income/expenses arising from financing activities conducted by the parent corporation, such as “change in fair value of warrants, and other income/expenses arising from investment and acquisition activity by the parent corporation, such as “gain on bargain purchase.

(2)
“Segment net assets (Non-operating entities”) refers to the net assets of the non-operating entities identified in the preceding note, and includes the book value of the two subsidiaries of Cashtech Investment Limited, which are our two operating companies, as well as cash accounts maintained by our parent company.

23.  RESTATEMENT

We have restated the consolidated financial statements for the three and nine months period ended September 30, 2009 for the following reasons:

Both Investor Warrants and Placement Agent Warrants issued in 2008 were originally treated as equity and included in Additional Paid-in Capital.  Subsequently, the Company determined that these warrants do not meet the conditions for equity classification pursuant to the guidance of ASC 815-40-15 and therefore it is appropriate to reclassify these warrants from equity to liability. As a result of this change, the Company has reevaluated the fair value of the warranty liabilities for the three and nine months ended September 30, 2009 and adjusted the warrants to their respective fair value through earnings for each reporting period. The impact of this restatement on the financial statements as previously reported is summarized below.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

23.  RESTATEMENT (Continued)

In addition, the Company has determined that in previous filings it improperly accounted for $1.2 million in liabilities of Wuxi ZQ, which were not disclosed to the Company at the time of the acquisition on May 4, 2009.  The liabilities were previously recorded as general and administrative expenses in the Company’s financial statements.  They should, instead, have been recorded as a reduction to the Gain on Bargain Purchase that the Registrant reported as a result of the acquisition.  The impact of this restatement on the financial statements as previously reported is also summarized below.

Year 2009	At September 30, 2009
	As Reported	As Restated
Total Assets	$137,094,057	$137,094,057
Deferred tax liability	3,468,262	3,025,847
Warrant liability	-	17,185,974
Additional paid-in capital	66,740,056	49,704,819
Retained earnings	47,799,528	48,091,206

	For the Nine months ended September 30, 2009		For the Three months ended September 30, 2009
	As Reported	As Restated	As Reported	As Restated
Revenues	42,171,598	42,171,598	17,714,278	17,714,278
Gross profits	18,974,580	18,974,580	7,627,050	7,627,050
Selling, General&Administrative	6,900,571	5,636,527	2,264,173	2,264,173
Operating Income	11,766,773	13,030,817	5,244,112	5,244,112
Other income (expenses) - Change in fair value of warrants	-	(4,241,549)	-	269,943
Other income (expenses) - Gain on bargain purchase	9,909,320	8,645,276	-	-
Net income	16,406,478	12,607,345	4,816,077	5,086,021

Income per share - basic	$0.33	$0.25	$0.09	$0.10
Income per share - diluted	$0.28	$0.22	$0.08	$0.08

Outstanding shares-basic	49,676,366	49,676,366	52,970,305	52,970,305
Outstanding shares-diluted	57,974,862	57,974,862	61,342,040	61,342,040

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The Development of our Business

           In 2008 our battery production capacity was $45 million per year with two buildings (“A” and “B”) in full production.   As our revenues in 2008 reached $45 million and continued to grow, the need to outfit buildings “C” and “D” to double our production capacity became apparent.  During 2008 we completed an equity placement to obtain the capital necessary for the expansion. In July 2009, the two new production lines, “C” and “D”, became operational with automated equipment. In August 2009, we decided to upgrade the capacity of “A” and “B” with further investment in automated equipment.  We completed the upgrade of these two lines in August 2010, which increased our annual battery production capacity to over $100 milion.

On May 4, 2009, Cashtech Investment Limited, a wholly-owned subsidiary of the Company, acquired ownership of 100% of the registered capital of Wuxi Angell Autocycle Co., Ltd. in exchange for three million shares of the Company’s common stock. Immediately after the completion of acquisition, Wuxi Angell Autocycle Co. Ltd. was renamed as Wuxi Zhongqiang Autocycle Co., Ltd. (“Wuxi ZQ”).  In June and October 2009, in order to support the future growth of our newly acquired electric vehicle business and to facilitate an expansion of our battery production, we completed additional equity placements, obtaining net proceeds of $16,091,868 in June and $18,017,350 in October and $6,679,499 in December 2009.

The following tables present certain condensed consolidated statement of operations information. Financial information is presented for the three months and nine months ended September 30, 2010 and 2009 respectively.

	For the Three Months Ended September 30,
			Change
	2010	2009	Amount	%
Revenues	$25,930,885	$17,714,278	$8,216,607	46.4%
Cost of Goods Sold	12,170,059	10,087,228	2,082,831	20.6%
Gross Profit	13,760,826	7,627,050	6,133,776	80.4%
Operating Expenses	1,741,154	2,382,937	(641,783)	(26.9%)
Operating Income	12,019,672	5,244,112	6,775,560	129.2%
Net Income	$11,127,394	$5,086,021	$6,041,373	118.8%

	For the Nine Months Ended September 30,
			Change
	2010	2009	Amount	%
Revenues	$68,315,260	$42,171,598	$26,143,662	62.0%
Cost of Goods Sold	33,899,515	23,197,017	10,702,498	46.1%
Gross Profit	34,415,744	18,974,580	15,441,164	81.4%
Operating Expenses	6,349,933	5,943,763	406,170	6.8%
Operating Income	28,065,812	13,030,817	15,034,995	115.4%
Net Income	$31,162,208	$12,607,345	$18,554,862	147.2%

Revenues

We had total revenues of $25,930,885 for the three months ended September 30, 2010, an increase of $8,216,607 or 46.4% compared to $17,714,278 for the three months ended September 30 2009. The increase in revenues was primarily due to the sales generated from the electric vehicle business, which we acquired on May 4, 2009.  Sales of electric vehicles for the three months ended September 30, 2010 were $13,920,230 as compared to $6,719,586 for the three months ended September 30, 2009.  During the nine months ended September 30, 2010, however, although the acquisition of Wuxi ZQ resulted in an increase in sales of electric vehicles, the elimination of battery sales to Wuxi ZQ from revenue (such sales are now eliminated in consolidation as intra-company transactions) has had a dampening effect on the growth of battery sales as Wuxi ZQ was a major customer prior to our acquisition.

The growth in our battery business has been accompanied by a reorientation in the relative importance of different battery sizes.  When we first entered the battery business in 2003 and for the following years, the bulk of our sales were small capacity batteries, primarily used in consumer electronic devices.  Our growth, however, has been propelled by customers for our medium capacity batteries (used for electric scooters, electric bicycles, power tools, miners’ lamps, searchlights, etc.) and large capacity batteries (used for electric sanitation vehicles, stationary applications, and other large scale battery applications). In the three and nine months ended September 30, 2010, the sales of batteries in these categories as well as electric vehicles as the percentage to our total revenues was as follow:

	For the Three Months Ended September 30,
	2010	% (of total revenue)	2009	% (of total revenue)
Small Capacity Battery	$1,282,453	4.9%	$1,085,202	6.1%
Medium Capacity Battery	4,284,179	16.5%	1,564,630	8.8%
Large Capacity Battery	3,702,762	14.3%	3,270,765	18.5%
Miner's Lamp	2,741,261	10.6%	5,074,095	28.6%
Electric Vehicle	13,920,230	53.7%	6,719,586	37.9%
Total	$25,930,885	100.0%	$17,714,278	100.0%

	For the Nine Months Ended September 30,
	2010	% (of total revenue)	2009	% (of total revenue)
Small Capacity Battery	$3,349,186	4.9%	$3,323,184	7.9%
Medium Capacity Battery	11,863,870	17.4%	7,976,003	18.9%
Large Capacity Battery	10,290,701	15.1%	10,855,478	25.7%
Miner's Lamp	7,203,109	10.5%	9,670,016	22.9%
Electric Vehicle	35,608,394	52.1%	10,346,916	24.5%
Total	$68,315,260	100.0%	$42,171,598	100.0%

In both the three and nine month periods, our most significant area of growth was medium capacity batteries.  The principal reason for this growth is increased global demand for small electric vehicles, such as scooters and electric bicycles.  We have been engaging distributors for medium capacity batteries in a number of foreign countries, particularly in Europe.  We expect medium capacity batteries will continue to lead the growth of our battery segment.  The growth of sales of medium capacity batteries is offset by a significant reduction in our sale of miner’s lamps.  The decrease in the sales of miner’s lamps appears to be the result of market saturation.  We are uncertain at this time regarding the future prospects of this product.

 The increase in our revenue attributable to medium and large capacity batteries and electric vehicles has been beneficial to the profitability of our overall business.  The margins that we are able to achieve in selling larger capacity batteries are significantly greater than the margins we achieve in selling smaller capacity batteries.  The difference is partly due to manufacturing efficiencies, but is primarily attributable to the relative amount of competition in the different markets.  With less competition in the market for larger batteries, we are able to command more profitable sales.

 Gross Profit.

Our cost of goods sold consists of the cost of raw materials, labor costs and production overhead. In the three months ended September 30, 2010, our revenue increased by 46.4% and our cost of goods sold increased by 20.6%, from $10,087,228 to $12,170,059, compared to the same period in 2009. Similarly, in the nine months ended September 30, 2010, our revenue increased by 62.0% and our cost of goods sold increased by 46.1%, from $23,197,017 to $33,899,515, compared to the same period of 2009. This disparity in growth between revenue and cost of goods sold is mainly attributable to the higher average selling price of electric vehicle sales in 2010 than in 2009.  In addition, since the acquisition of Wuxi ZQ in May 2009, we have worked aggressively to reduce unnecessary expenses a Wuxi ZQ.  As a result, during the three months ended September 30 2010, the gross margin on our sales of electric vehicles was over 40%, compared to the 24% margin in the same period of 2009. The overall result was an increase in our gross margin from 43.1% in the three months ended September 30 2009 to 53.1% in the same period of 2010.  During the nine months ended September 30, 2010, our gross margin improved to 50.4% compared to 45.0% in the first nine months of 2009.

 Operating expenses

The Company’s operating expenses decreased by 26.9%, from $2,382,937 in the three months ended September 30, 2009 to $1,741,154 in the same period of 2010. The Company incurred operating expenses of $6,349,933 for the nine months ended September 30, 2010, an increase of $406,170 or approximately 6.8%, compared to $5,943,763 for the nine months ended September 30, 2010. The increase is primarily due to our expanded battery and electric vehicle operation and shipments.

Included in our general and administrative expense during the three and nine months ended September 30, 2010 were  $408,797 and $1,223,558 attributable to amortization of the market value of stock that we granted to employees or consultants.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  The market value of the stock at the time it was issued to employees is being amortized over the term of the employee’s services.  The value of stock issued to consultants is amortized over the terms of the consultant’s services, while being marked to market at the end of each quarter.  The amortization periods are:

●	In the case of employees, the period of amortization is based on a vesting schedule included in the employees’ contracts. The average vesting period for the employees is 3.1 years.
●	In the case of consultants, the period of amortization is based on the term of the consulting contracts, although amortization will be accelerated if the consulting relationship ceases

At September 30, 2010 there was $5,811,146 unrecognized stock compensation on the Company’s books.

Our total “other income” for the three and nine month periods ended September 30, 2010 has not changed significantly as compared to the comparable prior periods, however,  the components of other income varied significantly:

●
In the three and nine months ended September 30, 2010, we realized $102,616 and $250,159 in net interest income.  The $47,452 interest expenses mainly related to Wuxi ZQ’s $2.9 million short-term bank loan which was offset by $120,000 in the interest income from our $1.6 million lending to a non-related company, Harbin Jinhuida Investment Consulting Limited, at an interest rate of 10% per annum, and interest income earned on our cash deposited in Chinese banks.

●
For the nine months ended September 30 2010, we recognized a $4,305 investment gain from our 49% equity investment in Beyond E-Tech, Inc., a Texas corporation recently organized to engage in distributing cellular telephones in the United States.  The acquisition has been accounted for under the equity method and included as an “investment in unconsolidated entity” on our balance sheet.  In the three and nine months ended September 30 2009, we recognized $336,849 income due to the forgiveness of interest payable on our existing short-term loans. There was no income recognized in 2010.

●	For the reasons described below, our acquisition of Wuxi ZQ in May 2009 resulted in a $8,645,276 gain on bargain purchase. There was no corresponding income in 2010.

●
In 2008 and 2009, the Company issued warrants in conjunction with the issuance of common shares or convertible preferred stock. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the Company may be required to repurchase the warrants at their fair value in certain circumstances, the fair value of the warrants has been recorded as a liability on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.   During the three and nine months ended September 30 2010, the changes in the fair value of warrants were $128,176 and ($5,269,104) respectively, which were recognized as other expense (income).

Our acquisition of Wuxi ZQ in May 2009 resulted in a $8,645,276 gain on bargain purchase.   Wuxi ZQ had been experiencing operational difficulties and lacked sufficient working capital for successful business operations.  The former owners decided to sell their company at a loss and turn their attention to other business matters.  Advanced Battery, on the other hand, believed that its management talent and the synergies between its business and that of Wuxi ZQ could convert Wuxi ZQ into a profitable operation.  As a result of these factors, we were able to purchase Wuxi ZQ for 3,000,000 common shares with a market value of $9,870,000, although after we reviewed the assets and obtained audited historical values, we determined that  the fair value of the net assets of Wuxi ZQ was $18,515,276.  We recorded the $8,645,276 difference as “other income.”  The two principal components of the Wuxi ZQ assets, whose total value was recorded at $40,273,510, were:

●	Fixed assets recorded at $21,908,014. We determined the value of fixed assets by reference to their replacement cost, based upon the market price of comparable assets with similar residual lives.

●
Intangible assets recorded at $13,378,643, consisting of land and power use rights valued at $12,046,892 and patents, goodwill and marketing network, valued at $1,331,751.  We determined the value of the land and power use rights by reference to the market value of comparable rights.  We determined the value of Wuxi ZQ’s patents, goodwill and marketing network by calculating the present value of the future revenue expected to be produced from use of those assets.

Our determination that we had realized a gain of $8.6 million as a result of the acquisition of Wuxi ZQ, therefore, was based on management’s assessment of the fair value of the assets acquired.  That assessment involved decisions regarding comparability of assets and assumptions about the future revenue that Wuxi ZQ would realize.  Those decisions and assumptions were merely based on management’s best estimates, and the conclusions could be materially inaccurate or different if the assessment were performed by different parties using the same assumptions.  If the future operations of Wuxi ZQ lead us to conclude that we have over-estimated the value of the Wuxi ZQ assets, we may be forced to write-down some of those assets in the future.

The following table shows the components of our pre-tax and net income during the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended Sept. 30		Nine months ended Sept. 30
	2010	2009 (restated)	2010	2009(restated)
Pre-tax income - U.S.	$(438,506)	$(1,004,852)	$1,855,294	$2,423,349
Pre-tax income - China	$12,468,459	$6,817,210	$31,767,498	$15,219,873
Pre-tax income - total	$12,029,953	$5,812,358	$33,622,793	$17,643,222

As a result of Chinese tax laws that reward foreign investment in China, currently and through 2010, ZQ Power-Tech is entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  After taxes of $902,558 and $2,460,585 realized in the three and nine months ended September 30 2010, our net income was $11,127,394 and $31,162,208 respectively, representing 118.8% and 147.2% increases over the same periods of 2009.

Liquidity and Capital Resources

The growth of our Company has been funded by capital contributions - initially those of our founders and in recent years capital raised by the sale of equity to private investors and current earnings. At September 30, 2010 we had no outstanding debt.

At September 30, 2010 we had two long term liabilities:

●	Deferred tax liability of $3,025,847 attributable to the gain we realized when we acquired Wuxi ZQ in May 2009 for a price less than the fair value of its net assets; and

●
“Warrant liability” of $11,952,230 attributable to the warrants that we issued in connection with the three equity financing transactions in 2008 and 2009.  Pursuant to provisions of ASC 815, the present value of the outstanding warrants is considered a liability.

The table below sets forth our debt service obligations as of September 30, 2010.

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-Term Debt Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations	$198,460	$131,220	$67,240	-	-
Purchase Obligations	6,458,742	6,458,742	-	-	-

TOTAL	$6,657,202	$6,589,962	$67,240	$-	$-

At September 30, 2010 the Company had a working capital balance of $107,442,723, an improvement from our working capital balance of $83,453,937 at December 31, 2009. We had $74,278,291 in cash, an increase of $21,354,933 from $52,923,358 at December 31, 2009. The primary reason for the improvement in working capital and cash was the strong positive operating cash flows partially offset by further investment in our facilities and repayment of one bank loan.

             We have sufficient liquidity to fund our near-term operations and to fund the working capital demands of future expansion. If we determine that additional funds are needed for other attractive growth opportunities or for the full implementation of our long term expansion plans for Wuxi ZQ, we have over $55 million in property, plant and equipment that are free of liens which could be used as collateral for potential loans. Moreover, at October 31, 2010 we had a backlog of approximately $55.4 million for delivery throughout the next 12 months, including a battery backlog of approximately $41.6 million. (At October 30, 2009 we had a backlog of approximately $66.8 million, including a battery backlog of approximately $55 million.)  Since our ongoing robust backlog indicates that our cash flows from operations will remain positive, we believe that secured lenders would look favorably on our strong financial position, positive cash flows as well as promising business prospects, and that secured financing will be available on favorable terms if needed.

Given the financial resources available to the Company, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.  The weaknesses in the Company’s controls and procedures consisted of (a) a lack of expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department, which has resulted in certain errors in accounting identified in Note 23 to the Consolidated Financial Statements and (b) inadequate review by management personnel of the Company’s reports prior to filing, which has resulted in occasional past failures to comply with the instructions for filing reports on Forms 10-K and 10-Q.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

During the nine months ended September 30, 2010, there was no material change in the status of any of the legal proceedings described in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sale of Equity Securities

The Company did not effect any unregistered sales of equity securities during the three months ended September 30, 2010.

(c)	Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the three months ended September 30 2010.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Reserved.

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

ADVANCED BATTERY TECHNOLOGIES, INC.

Date: November 15, 2010	By: /s/ Zhiguo Fu
Name: Zhiguo Fu
Title: Chief Executive Officer

Date: November 15, 2010	By: /s/ Guohua Wan
Name: Guohua Wan
Title: Chief Financial Officer