Form 10-Q/A
period 2010-09-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2011-02-02
CIK 745651

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

November 15, 2010
Common Voting Stock: 68,902,639

Amendment No. 1

This amendment is being filed in order to:
•	add a section titled “Variable Interest Entity” to Note 2 to the Financial Statements,
•	revise the disclosure regarding shares issued to non-employee consultants in the fifth paragraph of Note 14, “Stock-Based Compensation.”
•	revise Note 22, “Segment Information” to include segment information for the three and nine months ended September 30, 2009,
•	revise Note 23, “Restatement” to replace the balance sheet information as of September 30, 2009 with balance sheet information as of December 31, 2009, and
•	quantify the effect on battery sales of our acquisition of Wuxi ZQ in the fifth paragraph of Management’s Discussion and Analysis.

No other changes have been made to the disclosure in the original filing, nor has any of the  information in the original filing been updated.

ADVANCED BATTERY TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

	Page No
Part I	Financial Information

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheet (unaudited) – September 30, 2010 and December 31, 2009	2
	Condensed Consolidated Statements of Income and Other Comprehensive Income (Unaudited) - for the Three and Nine Months Ended September 30, 2010 and 2009	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – for the Nine Months Ended September 30, 2010 and 2009	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

Part II	Other Information

Item 1.	Legal Proceedings	38
Items 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Reserved	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		39

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
Variable Interest Entity

The accounts of Heilongjiang ZQPT have been consolidated with the accounts of the Company because Heilongjiang ZQPT is a variable interest entity with respect to Harbin ZQPT, which is a wholly-owned subsidiary of the Company.  Harbin ZQPT is party to five agreements dated September 8, 2004 with the owners of the registered equity of Heilongjiang ZQPT and with Heilongjiang ZQPT.  The agreements transfer to Harbin ZQPT all of the benefits and all of the risk arising from the operations of Heilongjiang ZQPT, as well as complete managerial authority over the operations of Heilongjiang ZQPT.   Harbin ZQPT is the guarantor of all of the obligations of Heilongjiang ZQPT.  Since 2004 all of the funds used by Heilongjiang ZQPT to expand and operate its business have been provided by Harbin ZQPT.  By reason of the relationship described in these agreements, Heilongjiang ZQPT is a variable interest entity with respect to Harbin ZQPT because the following characteristics identified in ASC 810-10-15-14 are present:

•
The holders of the equity investment in Heilongjiang ZQPT lack the direct or indirect ability to make decisions about the entity’s activities that have a significant effect on the success of Heilongjiang ZQPT, having assigned their voting rights and all managerial authority to Harbin ZQPT.  (ASC 810-10-15-14(b)(1)).

•
The holders of the equity investment in Heilongjiang ZQPT lack the obligation to absorb the expected losses of Heilongjiang ZQPT, having assigned to Harbin ZQPT all revenue and responsibility for all payables.  (ASC 810-10-15-14(b)(2)).

•
The holders of the equity investment in Heilongjiang ZQPT lack the right to receive the expected residual returns of Heilongjiang ZQPT, having granted to Harbin ZQPT all revenue as well as an option to purchase the equity interests at a fixed price.  (ASC 810-10-15-14(b)(3)).

Because the relationship between Heilongjiang ZQPT and Harbin ZQPT is entirely contractual, the Company’s interest in Heilongjiang ZQPT depends on the enforceability of those agreements under the laws of the PRC.  We are not aware of any judicial decision as to the enforceability of similar agreements under PRC law.

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

In addition, the compensation cost recorded to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $352,898. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months.  All shares granted were fully vested and nonforfeitable at the date on which the Company entered into the consulting contract with each non-employee.  However, following ASC 505-50-30-11 and 505-50-30-12, the Company has determined that the disincentives for nonperformance are not sufficiently large to establish a performance commitment, and that, accordingly, the measurement date for the shares is the date on which performance is complete, which is the date of grant.  The Company has continued to account for the shares as a prepaid expense, amortized over the terms of the contracts.  The compensation expense relating to shares issued to non-employee consultants for the three months ended September 30, 2010 and 2009 was $29,094 and $29,094, respectively. The compensation expense relating to shares issued to non-employee consultants  for the nine months ended September 30, 2010 and 2009 was $87,281 and $108,468, respectively.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

22. SEGMENT INFORMATION (Continued)

Reconciliation of segment incomes to consolidated incomes	For the Nine Months Ended September 30, 2010	For the Three Months Ended September 30, 2010
Total segment income (Operating entities)	31,926,144	12,511,890
Total segment income (Non-operating entities)(1)	(2,838,936)	(896,294)
Elimination of intersegment profits	(733,519)	542,532
Chang in fair value of warrants	5,269,104	(128,176)
Consolidated income before income taxes	33,622,793	12,029,953

Reconciliation of segment assets to consolidated assets	As of September 30, 2010
Total segment net assets (Operating entities)	178,648,288
Total segment net assets (Non-operating entities)(2)	149,936,542
Elimination of intersegment receivables	(151,245,407)
Increased asset value not allocated to segments	9,133,355
Consolidated assets	186,472,778

For the Nine Months Ended September 30, 2009	Batteries	Electric Vehicle	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	35,050,747	10,346,916	-	(3,226,065)	42,171,598
Interest Income (expense)	243,894	(323,143)	-	-	(79,249)
Depreciation and Amortization	659,798	718,102	385,176	-	1,763,076
Segment assets	88,894,078	43,409,486	65,821,376	(61,030,883)	137,094,057
Segment net income (loss) before tax	15,901,514	(681,641)	(3,000,575)	5,423,924	17,643,222

For the Three Months Ended September 30, 2009	Batteries	Electric Vehicle	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	12,807,469	6,719,619	-	(1,812,810)	17,714,278
Interest Income (expense)	80,433	(124,009)	-	-	(43,576)
Depreciation and Amortization	276,792	387,494	210,788	-	875,074
Segment assets	88,894,078	43,409,486	65,821,376	(61,030,883)	137,094,057
Segment net income (loss) before tax	5,805,186	1,012,067	(940,308)	(64,587)	5,812,358

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

22. SEGMENT INFORMATION (Continued)

Reconciliation of segment incomes to consolidated incomes	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009
Total segment income (Operating entities)	15,219,873	6,817,253
Total segment income (Non-operating entities) (1)	(3,000,575)	(940,308)
Elimination of intersegment profits	1,020,197	(334,530)
Chang in fair value of warrants	(4,241,549)	269,943
Gain on bargain purchase	8,645,276	-
Consolidated income before income taxes	17,643,222	5,812,358

Reconciliation of segment assets to consolidated assets	As of September 30, 2009
Total segment net assets (Operating entities)	132,303,564
Total segment net assets (Non-operating entities) (2)	65,821,376
Elimination of intersegment receivables	(70,164,238)
Increased asset value not allocated to segments	9,133,355
Consolidated assets	137,094,057

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

23.  RESTATEMENT

We have restated the consolidated financial statements for the three and nine months period ended September 30, 2009 and the balance sheets as of December 31, 2009 for the following reasons:

Both Investor Warrants and Placement Agent Warrants issued in 2008 were originally treated as equity and included in Additional Paid-in Capital.  Subsequently, the Company determined that these warrants do not meet the conditions for equity classification pursuant to the guidance of ASC 815-40-15 and therefore it is appropriate to reclassify these warrants from equity to liability. As a result of this change, the Company has reevaluated the fair value of the warranty liabilities for the three and nine months ended September 30, 2009 and as of December 31, 2009 and adjusted the warrants to their respective fair value through earnings for each reporting period. The impact of this restatement on the financial statements as previously reported is summarized below.

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

Year 2009	At December 31, 2009
	As Reported	As Restated
Total Assets	$157,826,354	$157,826,354
Deferred tax liability	3,468,262	3,025,847
Warrant liability	17,221,335	17,221,354
Additional paid-in capital	74,114,122	70,018,938
Retained earnings	52,752,687	57,285,914

	For the Nine months ended September 30, 2009		For the Three months ended September 30, 2009
	As Reported	As Restated	As Reported	As Restated
Revenues	42,171,598	42,171,598	17,714,278	17,714,278
Gross profits	18,974,580	18,974,580	7,627,050	7,627,050
Selling, General&Administrative	6,900,571	5,636,527	2,264,173	2,264,173
Operating Income	11,766,773	13,030,817	5,244,112	5,244,112
Other income (expenses) - Change in fair value of warrants	-	(4,241,549)	-	269,943
Other income (expenses) - Gain on bargain purchase	9,909,320	8,645,276	-	-
Net income	16,406,478	12,607,345	4,816,077	5,086,021

Income per share - basic	$0.33	$0.25	$0.09	$0.10
Income per share - diluted	$0.28	$0.22	$0.08	$0.08

Outstanding shares-basic	49,676,366	49,676,366	52,970,305	52,970,305
Outstanding shares-diluted	57,974,862	57,974,862	61,342,040	61,342,040

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues

We had total revenues of $25,930,885 for the three months ended September 30, 2010, an increase of $8,216,607 or 46.4% compared to $17,714,278 for the three months ended September 30 2009. The increase in revenues was primarily due to the sales generated from the electric vehicle business, which we acquired on May 4, 2009.  Sales of electric vehicles for the three months ended September 30, 2010 were $13,920,230 as compared to $6,719,586 for the three months ended September 30, 2009.  During the nine months ended September 30, 2010, however, although the acquisition of Wuxi ZQ resulted in an increase in sales of electric vehicles, the elimination of battery sales to Wuxi ZQ from revenue (such sales are now eliminated in consolidation as intra-company transactions) has had a dampening effect on the growth of battery sales as Wuxi ZQ was a major customer prior to our acquisition, contributing $6.8 million to our battery  sales revenue in 2008.

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