Form 10-K/A
period 2009-12-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2011-03-09
CIK 745651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K/A
(Amendment No. 2 )

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ____ No _____

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer    X       Non-accelerated filer ___ Small reporting company ___

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

AMENDMENT NO. 2 :  EXPLANATORY NOTE

This amendment is being filed in order to :

•	Insert Item 4 as a reserved item, and renumber all subsequent Items;
•	Restate the 2009 financial statements to reclassify $1.2 million from selling, general and administrative expense to an offset to gain on bargain purchase;
•	Restate the 2008 financial statements to record the fair value of outstanding warrants as a liability and realize the gain or loss on change in value of the warrants;
•
Modify Item 7:   Management’s Discussion and Analysis to (1) reflect the effects of the aforesaid restatements, (2) expand the disclosure regarding the gain on bargain purchase, (3) include a table of debt service obligations, and (4) expand the disclosure regarding advances to supplier;

•	Modify the Notes to Consolidated Financial Statements Nos. 2, 3, 8, 10, 12, 15, 16, 18, 23 and 24; and
•	Amend the disclosures in Item 8A, Controls and Procedures.

Except as noted above, the disclosures in this Amended Report have not been updated.  For more current information, the reader is advised to review the more recent filings by the Company with the Securities and Exchange Commission available on EDGAR.

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

Backlog

ZQ Power Tech’s backlog of sales orders totaled approximately $44.3million on February 28, 2010, all of which is scheduled for delivery within the current fiscal year.  Wuxi ZQ’s backlog of sales orders totaled approximately $5.4 million on February 28, 2010, all of which is scheduled for delivery within the current fiscal year.  On March 12, 2009, our backlog of orders totaled approximately $63.6, all of which were orders for batteries or miners’ lamps.

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

ITEM 4.                       RESERVED.

PART II

ITEM 5 .                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

(c)  Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors .

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

 (f) Repurchase of Equity Securities

Advanced Battery did not repurchase any shares of its common stock during the 4th quarter of 2009.

ITEM 6.                      SELECTED FINANCIAL DATA

	2009	2008	2007	2006	2005
Revenue	$63,561,925	$45,172,111	$31,897,618	$16,329,340	$4,222,960
Net Income/(Loss)	$21,802,052	$20,186,932	$10,205,406	$8,040,752	$(157,637)
Net Income/(Loss) Per Share – Diluted	$0.3 6	$0.3 9	$0.21	$0.17	$(0.01)
Total Assets	$157,826,354	$77,752,231	$38,723,210	$22,521,982	$17,158,364
Long-Term Debt	$25,451,508	$4,727,627	$411,263	$384,413	--
Shareholders’ Equity	$132,374,846	$73,024,603	$36,476,504	$23,206,350	$9,086,632
Shareholders’ Equity Per Share	$1.9 3	$1. 33	$0.73	$0.47	$0.22

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Restatement

The financial statements for 2009 included in this Amended Form 10-K have been restated to correct errors in the initial filing.  The restatement was made because the Company improperly accounted for $1.2 million in undisclosed liabilities of Wuxi Angell Autocycle Co., Ltd., which it acquired on May 4, 2009.  The liabilities were recorded as general and administrative expenses in the Company’s financial statements.  They should, instead, have been recorded as a reduction to the Gain on Bargain Purchase that the Company reported as a result of the acquisition.

The financial statements for 2008 included in this Amended Form 10-K have also been restated to correct errors in the initial filing.  The restatement was made because the Company, in its original filing, had failed to properly account for the value of common stock purchase warrants issued by the Company in August 2008.   A summary of the changes made in the restatement is set forth in Note 24 to the Consolidated Financial Statements.

The following Management’s Discussion and Analysis has been modified in this Amended Form 10-K to reflect the effects of the restatement, as well as other modifications to the disclosure.

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

	For the Year Ended December 31,
	2009	2008	Change
			Amount		%
Revenues	$63,561,925	$45,172,111		$18,389,814	40.7%
Cost of Goods Sold	35,169,478	23,122,610		$12,046,868	52.1%
Gross Profit	28,392,447	22,049,501		$6,342,946	28.8%
Operation Expenses	10,238,470	3,267,872		$6,970,598	213.3%
Operation Income	18,153,977	18,781,629	$	(627,652)	- 3.3%
Net Income	$21,802,052	$20,186,932		$1,615,120	8.0%

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

 Operating expenses

The Company’s operating expenses increased by 213.3%, from $3,267,872 in 2008 to $ 10,238,470 in 2009.  The increase was almost entirely attributable to the expansion of our operations, as operating expenses in Heilongjiang ZQPT, our main battery production base in China, increased by only $0.20 million during 2009.  The primary reasons for the year-to-year increase in operating expenses were:

●	$ 4.2 million in selling and administration expenses incurred by Wuxi ZQ after the acquisition on May 4 2009. Wuxi ZQ’s selling expenses included $1,000,000 advertising expense.
●	Higher administration expenses related to our US office, including salaries, legal fees and marketing expenses related to our equity offerings and annual meeting, as well as expenses attributable to ongoing litigation.
●	An increase of $1,326,177 in noncash stock and option compensation amortization expense in 2009.

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

As noted, approximately $ 1.0 million of the operating expenses incurred by Wuxi ZQ in 2009 related to the marketing promotion efforts after acquisition.  We do not expect such expenses to be recurrent.  We expect, therefore, that we will be able to reduce our operating expenses in 2010, particularly as the ongoing consolidation of the administration of Wuxi ZQ with the administration of Heilongjiang ZQPT should yield operating efficiencies.

During 2009 we recorded $ 9,438,261 in “other income (expenses).   Some components of this charge were:

●	$210,321 in net interest expenses,

●	an investment loss of $17,401 related to our investment in Beyond E-Tech, Inc.,

●	an income of $666,839 related to the change in the fair value of our outstanding common stock purchase warrants, and .

●	a $ 8,645,276 gain on bargain purchase arising from our acquisition of Wuxi ZQ.

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

In 2008 and 2009, the Company issued warrants in conjunction with the issuance of common shares or convertible preferred stock. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the Company may be required to repurchase the warrants at their fair value in certain circumstances, the fair value of the warrants has been recorded as a liability on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants by Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.   During 2009, the change in the fair value of warrants was $666,839, which was recognized as other income for the year ended December 31, 2009.   During 2008, the change in the fair value of warrants was $4,090,812, which was recognized as other income for the year ended December 31, 2008.   If in future quarters the warrants in crease in value (e.g. by reason of an increase in the market price of our common stock), we will record an other expense equal to the amount of the increase.

Our acquisition of Wuxi ZQ in May 2009 resulted in a $8,645,276 gain on bargain purchase.    Wuxi ZQ had been experiencing operational difficulties and lacked sufficient working capital for successful business operations.  The former owners decided to sell their company at a loss and turn their attention to other business matters.  Advanced Battery, on the other hand, believed that its management talent and the synergies between its business and that of Wuxi ZQ could convert Wuxi ZQ into a profitable operation.  As a result of these factors, we were able to purchase Wuxi ZQ for $3,000,000 plus 3,000,000 common shares with a market value of $9,870,000.  However, after we reviewed the assets and obtained audited historical values, we determined that  the fair value of the net assets of Wuxi ZQ was $21,515,276.   We recorded the $8,645,276 difference as “other income.”   The two principal components of the Wuxi ZQ assets, whose total value was recorded at $40,273,510, were:

●	Fixed assets, recorded at $21,908,014. We determined the value of fixed assets by reference to their replacement cost, based upon the market price of comparable assets with similar residual lives.

●
Intangible assets, recorded at $13,378,643, consisting of land use rights valued at $12,046,892_ and patents, goodwill and marketing network, valued at $1,331,751.  We determined the value of the land use rights by reference to the market value of comparable rights.  We determined the value of Wuxi ZQ’s patents, goodwill and marketing network by calculating the present value of the future revenue expected to be produced from use of those assets.

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

The Company’s revenue less expenses produced pre-tax income of $27,592,238 for the year ended December 31, 2009, representing an increase of $ 4,682,899 from 2008.  In 2009, our domestic (U.S.) pre-tax loss was $ 3,686,549 (including $666,839 other income due to change in fair value of warrants); foreign (China) pre-tax income was $ 27,791,749 , which includes the $ 8,645,276 gain on bargain purchase recognized in the second quarter of 2009. The income tax accrued as a result of our operations was $2,764,339.  The deferred income tax accrued in 2009 because of the gain on bargain purchase was $ 3,025,847 . As a result of Chinese tax laws that reward foreign investment in China, currently and through 2010 ZQ Power-Tech is entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  After taxes of $ 5,790,186 realized in the year ended December 31 2009, our net income was $ 21,802,052 , representing an 8.0 % increase over 2008.

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

In August 2008, the Company issued warrants in conjunction with the issuance of common shares. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the Company may be required to repurchase the warrants at their fair value in certain circumstances, the fair value of the warrants has been recorded as a liability on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants by Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.   During 2008, the change in the fair value of warrants was $4,090,812, which was recognized as other income for the year ended December 31, 2008.  If in future quarters the warrants increase in value (e.g. by reason of an increase in the market price of our common stock), we will record an other expense equal to the amount of the increase.

The Company’s revenue less expenses produced a pre-tax income of $ 22,909,339 for 2008 and a pre-tax income of $10,205,406 in 2007.  As a result of Chinese tax laws that reward foreign investment in China, ZQ Power-Tech was entitled to exemption from income taxes during 2006 and 2007.  So for 2007, the Company’s pre-tax income was identical to its net income, representing $.25 basic earnings per share and $.21 per share fully diluted.  Currently and through 2010, ZQ Power-Tech is entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  After taxes of $2,722,407 realized in 2008, our net income for 2008 was $ 20,186,932 , an increase of 98 % over 2007.  This 2008 income represented $. 46 basic earnings per share and $. 39 fully diluted.

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

The table below sets forth our debt service obligations as of December 31, 2009.

		Less than			More than 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Long-Term Debt Obligations–	$0	$0	$0	$0	$0
Operating Lease Obligations	$307,260	$145,400	$161,860	$0	$0
Purchase Obligations	$1,874,910	$1,874,910	$0	$0	$0
TOTAL	$2,182,170	$2,020,310	$161,860	$0	$0

In June 2009 the Company completed two placements of convertible preferred stock and warrants.  The purchasers were institutional funds.  The net proceeds from the placements and the exercise of warrants during 2009 was $22,771,333.  Pursuant to provisions of ASC 815 (previously: EITF 07-05) that became effective for 2009 and subsequent years, the present value of the outstanding warrants is considered a liability.

In October 2009 the Company sold 4,592,145 shares of common stock and 1,377,644 warrants to purchase common stock at $4.70 per share.  The purchasers were institutional funds.  The net proceeds of the placement was $18,017,350.

At December 31, 2009 the Company had a working capital balance of $83,453,937, an improvement from our working capital balance of $49,991,602 at December 31, 2008.  We had $52,923,358 cash, an increase of $20,177,203 from our cash balance of $32,746,155 at December 31, 2008. The other large component of working capital was “advance to suppliers, net,” which increased from $246,163 at December 31, 2008 to $7,940,129 at December 31, 2009.   There were two primary reasons for the increase in advance to suppliers:

•
In August 2009 we initiated an upgrade of our existing battery production lines.  Approximately half of our advance to suppliers at December 31, 2009 consisted of prepayments for battery production material.

•
In May 2009 we initiated a second business segment with the acquisition of Wuxi ZQ.  At December 31, 2009 we had approximately $3.2 million advanced to vehicle component vendors for parts that we would require for production in 2010.

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

ITEM 7 A.            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating subsidiary, ZQ Power-Tech, carries on business exclusively in Chinese Renminbi.  Therefore it does not have any derivative instruments or other financial instruments that are market risk sensitive.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Board of Directors and
Stockholders of Advanced Battery Technologies, Inc

We have audited the accompanying balance sheets of Advanced Battery Technologies, Inc as of December 31, 2009, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2009. We also have audited Advanced Battery Technologies, Inc’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Advanced Battery Technologies, Inc’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits. .  The consolidated financial statements of Advanced Battery Technologies, Inc. and subsidiaries as of December 31, 2008 and for the each of the two years in the period ended December 31, 2008 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated March 12, 2009.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weaknesses as of December 31, 2009: a lack of expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department, which has resulted in certain errors in accounting identified in Note 24 to the Consolidated Financial Statements and inadequate review by management personnel of the Company’s reports prior to filing, which has resulted in errors identified on the cover page of this amended report as the reasons for the amendment.  These material weaknesses resulted in restatements of the Company's previously issued consolidated financial statements as of December 31, 2008 and 2009, and for each of the years in the two-year period ended December 31, 2009, and the financial information for each of the quarters in 2009 and September 30, 2008.

As discussed above, the consolidated financial statements of Advanced Battery Technologies, Inc. and subsidiaries were audited by other auditors who have ceased operations.  As discussed in Note 24, there financial statements have been restated.  We have audited the adjustments described in Noted 24 that were applied to restate the December 31, 2008 consolidated financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review or apply any procedures to the 2008 and 2007 consolidated financial statements of the Company other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 and 2007 consolidated financial statements taken as a whole.

As discussed in Note 24 to the consolidated financial statements, the Company restated its 2009 consolidated financial statements. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Advanced Battery Technologies, Inc. as of December 31, 2009, and the consolidated results of the operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Advanced Battery Technologies, Inc did not maintain effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Friedman LLP
Friedman LLP
Marlton ,NJ 08053
March 29, 2010 except for Notes 2,3,16,18 and 24 which the date is March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Battery Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Battery Technologies, Inc.(the “Company”) as of December 31, 2008, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. (COSO).The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, except for the restatement described in Note 24, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Battery Technologies, Inc. as of December 31, 2008, and the results of its operations and its cash flows for two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We were not engaged to audit, review, or apply any procedures to the adjustments related to the restatement described in Note 24 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Friedman LLP.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053
March 12, 2009

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008
	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$52,923,358	$32,746,155
Accounts receivable, net	22,406,927	14,708,078
Inventories, net	3,680,098	1,748,115
Loan receivable,net	1,600,000	1,600,000
Other receivables	107,751	240,726
Advance to suppliers,net	7,940,129	246,163
Total Current Assets	88,658,263	51,289,237

Property, plant and equipment, net of accumulated depreciation of $10,477,610 as of December 31, 2009 and $2,803,788 as of December 31, 2008	47,248,600	16,635,843
Total Fixed Assets	47,248,600	16,635,843

Other assets:
Investment in unconsolidated entity	785,057	1,037,550
Investment advance	1,457,034	3,000,000
Deposit for long-term assets	2,860,882	1,748,363
Intangible assets, net	14,317,502	1,548,158
Goodwill	2,472,311	2,487,080
Other assets	26,705	6,000
Total other assets	21,919,491	9,827,151

Total Assets	$157,826,354	$77,752,231

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loan	$2,916,071	$-
Accounts payable	670,254	415,850
Advance from Customers	228,871	80,479
Accrued expenses and other payables	1,389,130	784,070
Loan from officers	-	17,236
Total Current Liabilities	5,204,326	1,297,635

Long term liabilities:
Deferred tax liability	3,025,847	-
Warrant liability	17,221,335	3,429,992
Total Liabilities	25,451,508	4,727,627

Stockholders' Equity
Preferred stock, $0.001 face value, 5,000,000 shares authorized; 2 shares issued and 2 shares outstanding as of December 31, 2009 and 0 shares issued and outstanding as of December 31, 2008	$-	$-
Common stock, $0.001 par value, 150,000,000 shares authorized; 68,778,112 shares issued and 68,583,531 shares outstanding as of December 31, 2009 and 54,781,577 shares issued and 54,662,067 shares outstanding as of December 31, 2008	68,778	54,782
Additional paid-in-capital	70,018,938	31,769,186
Accumulated other comprehensive income	5,500,705	6,012,475
Retained earnings	57,285,914	35,483,862
Less: Cost of treasury stock (194,581 and 119,510 shares as of December 31,2009 and December 31, 2008 )	(499,490)	(295,702)
Total Stockholders' Equity	132,374,846	73,024,603

Total Liabilities and Stockholders' Equity	$157,826,354	$77,752,231

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	For Years ended December 31,
	2009	2008	2007
	(Restated)	(Restated)	(Restated)

Revenues	$63,561,925	$45,172,111	$31,897,618

Cost of Goods Sold	35,169,478	23,122,610	18,039,861

Gross Profit	28,392,447	22,049,501	13,857,757

Operating Expenses
Research & Development expenses	348,297	4,463	383,871
Selling, general and administrative	9,890,173	3,263,409	3,283,230

Operating income	18,153,977	18,781,629	10,190,656

Other Income (Expenses)
Interest income	290,774	124,487	14,750
Interest (expense)	(501,096)	-	-
Equity loss from unconsolidated entity	(17,401)	(90,707)	-
Gain on bargain purchase	8,645,276	-	-
Forgiveness of debt	336,906	-	-
Other income (expenses)	16,962	3,118	-
Change in fair value of warrants	666,839	4,090,812	-
Total other income (expenses)	9,438,261	4,127,710	14,750

Income Before Income Taxes	27,592,238	22,909,339	10,205,406

Provision for Income Taxes (Benefit)
Income tax-Current	2,764,339	2,722,407	-
Income tax-Deferred	3,025,847	-	-

Net income	$21,802,052	$20,186,932	$10,205,406

Other Comprehensive Income
Foreign currency translation adjustment	(511,770)	2,912,481	2,125,410

Comprehensive Income	$21,290,282	$23,099,413	$12,330,816

Earnings per share
Basic	$0.42	$0.46	$0.25
Diluted	$0.36	$0.39	$0.21

Weighted average number of common shares outstanding
Basic	52,124,814	43,493,492	40,924,452
Diluted	60,222,687	51,671,992	49,677,285

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007

						Accumulated Other
	Preferred Stock		Common Stock		Additional	Comprehensive	Treasury Stock	Retained
	Shares	Par Value	Shares	Par Value	Paid in Capital	Income	at Cost	Earnings (Deficit)	Total

Balance December 31, 2006 (Restated)			49,627,710	49,628	17,090,614	974,584	-	5,091,524	23,206,350
Stock issued under employee equity incentive plan			61,288	61	(61)				-
Comprehensive income (loss)
Net income for the year								10,205,406	10,205,406
Other comprehensive income, net of tax
Foreign currency translation adjustments						2,125,410			2,125,410
Comprehensive income (loss)
Amortization of prepaid consulting expenses					378,215				378,215
Amortization of stock-based compensation					561,123				561,123
Foreign currency translation adjustments						844,251			844,251
Balance December 31, 2007 (Restated)			49,688,998	$49,689	$18,029,891	$3,099,994	$-	$15,296,930	$36,476,504
Issuance of common stock for financing			5,058,834	5,059	12,830,616				12,835,675
Stock issued under employee equity incentive plan			33,745	34	(34)				-
Comprehensive income (loss)
Net income for the year								20,186,932	20,186,932
Other comprehensive income, net of tax
Foreign currency translation adjustments						2,912,481			2,912,481
Comprehensive income (loss)
Purchase of treasury stock (119,510 shares)							(295,702)		(295,702)
Amortization of prepaid consulting expenses					309,237				309,237
Amortization of stock-based compensation					599,476				599,476
Balance December 31, 2008 (Restated)			54,781,577	$54,782	$31,769,186	$6,012,475	$(295,702)	$35,483,862	$73,024,603
Issuance of preferred stock for financing	17,000	17			6,577,419				6,577,436
Conversion of preferred stock to common stock	(16,998)	(17)	4,387,993	4,388	(4,371)				-
Issuance of common stock for acquisition			3,000,000	3,000	9,867,000				9,870,000
Issuance of common stock for financing			4,592,145	4,592	13,770,726				13,775,318
Exercise of warrants			1,722,622	1,723	5,976,057				5,977,780
Stock issued for service			293,775	294	(294)				-
Comprehensive income (loss)
Net income for the year								21,802,052	21,802,052
Other comprehensive income, net of tax
Foreign currency translation adjustments						(511,770)			(511,770)
Comprehensive income (loss)
Purchase of treasury stock (75,071 shares)							(203,788)		(203,788)
Amortization of prepaid consulting expenses					137,562				137,562
Amortization of stock-based compensation					1,925,653				1,925,653
Balance December 31, 2009 (Restated)	2	$0	68,778,112	$68,778	$70,018,938	$5,500,705	$(499,490)	$57,285,914	$132,374,846

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years ended December 31,
	2009	2008	2007
	(Restated)	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net income	$21,802,052	$20,186,932	$10,205,406
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Gain on bargain purchase	(8,645,276)	-	-
Deferred income tax	3,025,847	-	-
Depreciation and amortization	2,629,643	767,235	699,749
Amortization of deferred consulting expenses	137,562	309,237	378,215
Amortization of stock based compensation expense	1,925,653	599,476	561,123
Loan converted to compensation	-	-	843,803
Equity loss of unconsolidated entity	17,401	90,707	-
Provision for doubtful accounts and inventory valuation allowance			-
Forgiveness of debt	(336,849)	-	-
Investment Impairment Loss	235,091	371,743	-
Loss on disposal of fixed asset	-	55,187	-
Change in fair value of warrants	(666,839)	(4,090,812)	-

Changes in operating assets and liabilities:
Accounts receivable	(6,514,738)	1,002,020	(11,079,633)
Inventories	(274,638)	(636,296)	(720,228)
Other receivable & prepayments	(5,605,572)	1,507,030	(8,787)
Accounts payable, accrued expenses and other payables	(9,089,635)	196,288	(267,031)
Advances from Customer	(1,164,942)	5,363	26,264
Taxes payable	(174,435)	-	-

Net cash provided by (used in) operating activities	(2,908,551)	20,428,271	638,881

Cash Flows From Investing Activities:
Loan receivable	-	(1,600,000)	-
Deposit for long-term assets	(2,828,783)	(1,748,363)	-
Purchase of property, plant and equipment	(6,665,374)	(65,672)	(96,342)
Cash acquried from subsidiary	832,555	-	-
Payment made on investment advance	(1,463,913)	(3,000,000)	-
Acquistion of Construction in process	(2,667,993)	(3,126,130)	-
Investment in unconsolidated subsidary	-	(1,500,000)	-

Net cash used in investing activities	(12,793,507)	(11,040,165)	(96,342)

Cash Flows From Financing Activities
Repayment of bank loan	(4,389,735)	-	-
Purchase of treasury stock	(203,788)	(295,702)	-
Repayments of notes payable	-	(411,263)	-
Proceeds from issuance of stock, net	40,788,717	20,356,480	-
Proceeds from officer loan	-	-	776,826
Repayment of officer loan	(140,059)	(718,465)	-

Net cash provided by financing activities	36,055,135	18,931,050	776,826

Effect of exchange rate changes on cash and cash equivalents	(175,876)	1,722,176	1,372,828

Increase in cash and cash equivalents	20,177,201	30,041,332	2,692,193

Cash and Cash Equivalents - Beginning of year	32,746,155	2,704,823	12,630

Cash and Cash Equivalents - End of year	$52,923,357	$32,746,155	$2,704,823

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$395,496	$-	$-
Income taxes	$1,083,556	$2,881,966	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for incentive stock-based compensation	$1,162,850	$139,403	$71,000
Common stock issued for acquisition of Wuxi ZQ	$9,870,000	$-	$-
Option issued to executives for service	$777,660	$-	$-

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Variable Interest Entity

The accounts of HLJ ZQPT have been consolidated with the accounts of the Company because HLJ ZQPT is a variable interest entity with respect to Harbin ZQPT, which is a wholly-owned subsidiary of the Company.  Harbin ZQPT is party to five agreements dated September 8, 2004 with the owners of the registered equity of HLJ ZQPT and with HLJ ZQPT.  The agreements transfer to Harbin ZQPT all of the benefits and all of the risk arising from the operations of HLJ ZQPT, as well as complete managerial authority over the operations of HLJ ZQPT.   Harbin ZQPT is the guarantor of all of the obligations of HLJ ZQPT.  Since 2004 all of the funds used by HLJ ZQPT to expand and operate its business have been provided by Harbin ZQPT.  By reason of the relationship described in these agreements, HLJ ZQPT is a variable interest entity with respect to Harbin ZQPT because the following characteristics identified in ASC 810-10-15-14 are present:

•
The holders of the equity investment in HLJ ZQPT lack the direct or indirect ability to make decisions about the entity’s activities that have a significant effect on the success of HLJ ZQPT, having assigned their voting rights and all managerial authority to Harbin ZQPT.  (ASC 810-10-15-14(b)(1)).

•
The holders of the equity investment in HLJ ZQPT lack the obligation to absorb the expected losses of HLJ ZQPT, having assigned to Harbin ZQPT all revenue and responsibility for all payables.  (ASC 810-10-15-14(b)(2)).

•
The holders of the equity investment in HLJ ZQPT lack the right to receive the expected residual returns of HLJ ZQPT, having granted to Harbin ZQPT all revenue as well as an option to purchase the equity interests at a fixed price.  (ASC 810-10-15-14(b)(3)).

Because the relationship between HLJ ZQPT and Harbin ZQPT is entirely contractual, the Company’s interest in HLJ ZQPT depends on the enforceability of those agreements under the laws of the PRC.  We are not aware of any judicial decision as to the enforceability of similar agreements under PRC law.

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

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (“ ASC ”) 820, “ Fair Value Measurements and Disclosures. ” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The Company uses the Level 3 method to measure fair value of its warrant liability.  See Note 18 for disclosure of the inputs and valuation techniques used to measure the fair value of the warrant liability.  During 2009 the Company’s warrant liability accounts changed as followed:

Warrant liability opening balance	$3,429,9 92
Gains included in earnings	$(666,839	)*
Additional liability due to issuances in 2009	$14,754,351
Warrant exercises/expirations during 2009	$(296,170)
Warrant liability ending balance	$17,221,335
* Reported on Consolidated Statements of Income and Other Comprehensive Income: Other Income (Expenses): Change in Fair Value of Warrants .

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average method. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.   If inventory is written down below cost at the end of a fiscal period, the reduced amount is considered the cost for subsequent accounting purposes, and cannot be marked up based on changes in the underlying facts and circumstances.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquisitions

The purchase method of accounting is used to account for the acquisition by the Company. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the Group’s share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price was recorded as “other income (expense): gain on bargain purchase ” in the Company’s Consolidated Statement of Income for the year ended December 31, 2009. Acquisition-related costs, such as professional fees and administrative costs, are recorded as expenses in the period in which they are incurred and the services rendered.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of ASC 350, “ Intangibles: Goodwill and Other.” Under ASC 350, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, they are assessed for impairment. We perform impairment testing on the intangible assets whenever events or changes indicate that the fair value of these intangible might be impacted.  We perform the goodwill impairment assessment on the last day of the each fiscal year.  To test goodwill for impairment, we first assign the recorded goodwill to one of our two reporting units, the battery operations and the electric vehicle operations, by comparing the estimated fair value of the reporting unit as a whole with the fair values of the unit’s identifiable net assets. We measure the fair value of the reporting unit by comparing a multiple of the unit’s earnings with multiples of comparable entities that have observable market values.  We apply the following two-step process to each reporting unit:

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

Impairment of long-lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360, “ Property, Plant and Equipment .”

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

Stock-Based compensation

Effective January 1, 2006, the Company adopted the provisions of ASC 718, “ Compensation - Stock Compensation ,” which establishes the accounting for employee stock-based awards. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period ( i.e. the vesting period of the grant). The fair value of shares granted is deemed to be the closing traded price of our common stock on the date of grant.  The fair value of options granted is determined by utilizing the Black Scholes Option Pricing Model. The Company adopted ASC 718 using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50 “ Equity-Based Payments to Non-Employees.”   The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and diluted earnings per share

Earnings per share are calculated in accordance with the ASC 260, “Earnings per S hare.” Basic net earnings per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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
The following table represents the allocation of the purchase price to the acquired net assets and resulting gain on bargain purchase:

Cash	$3,000,000
Fair value of common stock issued	9,870,000
Total purchase price	12,870,000

Allocation of the purchase price to assets and liabilities at fair value:
Assets:
Cash	$837,462
Accounts receivable	573,084
Advanced payments to vendors	1,823,105
Loans from others	58,575
Inventories	1,694,627
Fixed assets	21,908,014
Intangible assets	13,378,643
Total assets	$40,273,510

Liabilities:
Short-term bank loans	$7,328,112
Accounts payable	5,285,072
Other liabilities	6,145,050
Total liabilities	$18,758,234

Net assets acquired, at fair value	$21,515,276

Bargain purchase gain resulting from Wuxi ZQ acquisition	$8,645,276

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

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Building and improvements	$35,578,159	$12,397,349
Machinery and equipment	11,327,396	3,698,917
Motor vehicles	285,999	217,236
	47,191,555	16,313,502
Less: Accumulated Depreciation	(4,854,438)	(2,803,788)
Construction in progress	4,911,483	3,126,130
Total property, plant and equipment, net	$47,248,600	$16,635,843

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

On October 24, 2008, Cashtech entered an agreement with Wuxi Angell Autocycle Co. Ltd for a business acquisition. The Company has made a deposit in amount of $3 million as of December 31, 2008. This investment in advance was reclassified to be included in the purchase price when Cashtech acquired Wuxi Angell Autocycle Co., Ltd. in May 2009 . (See note 3)

11. DEPOSIT FOR LONG-TERM ASSETS

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

Net intangible assets at December 31, 2009 were as follows:

	Initial Book Value	Accumulated Amortization	Net Book Value	Amortization Period (Years)
Rights to use land and power	$13,065,389	$381,539	$12,683,850	48.6
Patents	1,224,986	369,040	855,946	9.0
Marketing network resource	1,000,038	222,330	777,708	3.0

Total	$15,290,412	$972,909	$14,317,503

Net intangible assets at December 31, 2008 were as follows:

	Initial Book Value	Accumulated Amortization	Net Book Value	Amortization Period (Years)
Rights to use land and power	$1,024,225	$135,106	$889,118	48.6
Patents	901,076	242,037	659,040	9.0
Total	$1,925,303	$377,143	$1,548,158

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

The Company has issued all 5,000,000 shares provided in the Plan in the form of grants of restricted common stock.  As of December 31, 2009, 2,370,000 of those shares had vested and no shares have been cancelled.   A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of December 31, 2009, and changes for the year ended December 31, 2009, is presented below:

Unearned stock compensation as of January 1, 2009	$2,103,694
Unearned stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(265,760)

Unearned stock compensation as of December 31, 2009	$1,837,934

In addition, the compensation cost recorded to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $352,898. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months.  All shares granted were fully vested and nonforfeitable at the date on which the Company entered into the consulting contract with each non-employee.  However, following ASC 505-50-30-11 and 505-50-30-12, the Company has determined that the disincentives for nonperformance are not sufficiently large to establish a performance commitment, and that, accordingly, the measurement date for the shares is the date on which performance is complete, which is the date of grant.  The Company has continued to account for the shares as a prepaid expense, amortized over the terms of the contracts. The compensation expense relating to shares issued to non-employee consultants for the three months ended September 30, 2010 and 2009 was $29,094 and $29,094, respectively. The compensation expense relating to shares issued to non-employee consultants for the years ended December 31, 2009, 2008 and 2007  was $137,562, $309,237 and $378,215, respectively.

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

The Company has issued 7,109,000 of the shares provided in the Plan in the form of grants of restricted common stock.  As of September 30, 2010, 249,000 of those shares had vested and no shares have been cancelled .   A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of December 31, 2009 is presented below:
Unearned stock compensation as of January 1, 2009	$3,634,101
Unearned stock compensation granted	1,239,250
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(882,232)
Unearned stock compensation as of September 30, 2009	$3,991,119

(3)  Recent Stock-Based Compensation

In January 2009, according to a five-year employment contract, the company issued 40,000 shares of common stock to one employee for the first year of employment.

In March 2009, the company issued 24,775 shares of common stock to two audit committee directors for one-year service as stock compensation.

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

The risk-free interest rate is based on the U.S. Treasury zero-coupon rate. Expected volatility of stock option awards is estimated based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method.

The following table summarizes the stock option activities of the Company during 2009:

	Outstanding	Exercise Price	Life in Years	Value (1)
Outstanding, December 31, 2008	-	-	-	-
Granted	340,000	$2.66	5.00	$571,200
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2009	340,000	$2.66	4.00	$571,200

(1)	“Value” represents the intrinsic value of outstanding options as of December 31, 2009.

16. INCOME TAXES

The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense.

	For the Year Ended
	December 31, 2009	December 31, 2008
China Pre-tax Income	$22,633,511	$16,507,297
Domestic Pre-Tax Income	4,958,727	6,402,042
Total Pre-Tax Income	27,592,238	22,909,339

China Income Tax Expense	2,764,339	2,722,407
Domestic Income Tax Expense	3,025,847	-
Total Current Income Tax Expense	5,790,186	2,722,407

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

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For The Years
	Ended December 31
	2009	2008
U.S. statutory income tax rate	35.0%	35.0%
Foreign income not recognized in the U.S	(35.0%)	(35.0%)
China Statutory income tax rate	25.0%	25.0%
China income tax exemption	(12.5%)	(12.5%)
Other items (a)	8.50%	(0.6%)
Effective consolidated income tax rate	21.0%	11.9%

(a) The 8.5 % represents $4,353,388 expenses incurred by the Company’s US office (excluding $666,839 other income due to change in fair value of warrants) and $ 8,645,276 gain on bargain purchase to Wuxi ZQ that are not subject to PRC income tax for the year ended December 31, 2009 and $203,897 net loss from Wuxi ZQ since acquisition date to the year ended December 31, 2009 that cannot offset by the net income of HLJ ZQPT for tax purposes. The -0.6 % represents $2,311,230 of expenses incurred by the Company’s US office (excluding $4,090,812 other income due to change in fair value of warrants) that are not subject to PRC income tax for year ended December 31, 2008.

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

In addition, there are net operating loss carry-forwards from Wuxi ZQ. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Wuxi ZQ’s limited operating history. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2009 for the temporary difference related to loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments. For PRC income tax purposes, the valuation allowances was $3,074,202 as of December 31, 2009.

The following table sets forth the components of deferred income taxes as of December 31, 2009:

December 31, 2009 (Restated)
Gain on bargain purchase of Wuxi ZQ	$3,025,847
Wuxi ZQ net operating loss carryforward	3,074,202
6,100,049
Valuation allowance	3,074,202
Deferred tax liability	$3,025,847

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

	For the Year Ended
	December 31,
	2009	2008	2007
Basic earnings per share			(Restated)
Net Income	$21,359,637	$16,096,120	$10,205,406
Weighted average number outstanding-Basic	52,124,814	43,493,492	40,924,452
Earnings per share-Basic	$0.4 2	$0. 46	$0.25

Diluted earnings per share
Net Income	$21, 802,052	$20,186,932	$10,205,406
Weighted average number of common shares outstanding-Basic	52,124,814	43,493,492	40,924,452
Effect of conversion of preferred stock	30,093
Effect of exercise of options	340,000	-	-
Effect of exercise of warrants	90,280
Effect of diluted securities-unvested shares	7,637,500	8,178,500	8,752,833
Weighted average number outstanding-Diluted	60,222,687	51,671,992	49,677,285
Earnings per share-Diluted	$0.3 6	$0.3 9	$0.21

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

18. EQUITY PLACEMENTS

1)	Placements

During 2008 and 2009 the Company completed three placements of securities:

August 2008 Offering

On August 8 and August 15, 2008, the Company issued 5,058,834 shares of common stock and warrants to purchase a total of 2,276,474 shares of common stock  to eight accredited institutional funds.  The Company also issued to the Placement Agent warrants to purchase 316,471 shares of common stock.  All the Warrants issued in August 2008 offering permit the holders to purchase common stock from the Company for a price of $5.51 per share.  The Warrants expire in five years.

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

In connection with the offering of preferred stock, the Company issued warrants A and B to purchase a total of 6,450,854 shares of common stock of the Company for prices ranging from $3.79 to $5.68 per share.  The warrants issued in the June 2009 offering consist of:

Series A Warrants

Series A Common Stock Purchase Warrants permit the holder to purchase 1,319,261 shares of common stock for $4.92 per share at any time before November 27, 2014 and 875,000 shares of common stock for the same price at any time before December 12, 2014.

Series B Warrants

Series B Common Stock Purchase Warrants permit the holder to purchase 2,638,523 shares of common stock for $3.79 per share at any time before November 27, 2009 and 1,750,000 shares of common stock for $4.00 per share any time before December 9, 2009.   During December 2009, certain holders exercised 1,722,622 Series B Warrants for the same amount of common stock and paid the Company $6,679,499.   As of December 31, 2009, there was no  outstanding Series B Warrants because they are either exercised or expired.

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

October 2009 Offering.

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

18. EQUITY PLACEMENTS (Continued)

Following is a summary of the status of warrants activities as of December 31, 2009:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, January 1, 2009	2,592,945	$5.51	3.58	$-
Granted	8,620,691	4.40	4.91	-
Forfeited	2,665,901	3.85	0	-
Exercised	1,722,622	3.91	0	-
Outstanding, December 31, 2009	6,825,113	$5.16	$4.50	$-

(2)	Accounting for Warrants

Both the Investor Warrants and the Placement Agent Warrants contain a covenant that, in the event of a “fundamental transaction,” if the securities to be issued upon exercise of the warrants will not be listed on a national securities exchange, the warrant holder has the option to force the Company to purchase the warrants at present value.  The warrants define a “fundamental transaction” to include:

i.	any merger, sale of assets, tender or exchange offer, reclassification of the common stock or compulsory share exchange, if

ii.
the transaction is either an all-cash transaction, a “going private” transaction, or a transaction in which the Company’s common stock will be exchanged for securities that are not traded on a national securities exchange.

Under those circumstances, the warrant holder could require the Company to redeem the warrant by paying an amount of cash equal to the value of the Warrant on the date preceding the fundamental transaction, determined in accordance with the Black-Scholes Option Pricing Model.  Because, under those circumstances, the Company would be forced to settle the warrants in cash, the warrants do not meet the conditions for equity classification set forth in FASB ASC 815-40-15. Therefore, these warrants have been classified as warrant liability.

For the foregoing reasons, the fair value of the warrants was recorded as an offset to the equity recorded as a result of the offerings.  The fair value of the warrants was determined in the following manner:

August 2008 Offering.   T he fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 73.06%, Risk free interest rate 3.2 7 % for August 8, 2008 Placement and August, 15, 2008 Placement, and Expected term of 5 years. The fair value of those warrants at the grant date was calculated at $ 7,520,805 .

June 2009 Offering.   T he fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 91.50%; Risk free interest rate: 2.55% and 0.29% for Series A and Series B&C warrants, respectively with respect to June 1, 2009 issuance and  2.69% and 0.31% for Series A and Series B&C warrants, respectively with respect to June 15, 2009 issuance; Expected term: 5.5 years for Series A Warrant  and 0.5 years for Series B warrants. The fair value of those warrants at the grant date was calculated at $9,514,432.   In addition, 430,656 Series C Warrants, whose exercisability was contingent on exercise of Series B Warrants, vested  in December 2009. The fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 90.9%; Risk free interest rate: 2.24%, Expected term: 5.0 years. The fair value of those warrants at the grant date was calculated at $997,887.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

18. EQUITY PLACEMENTS (Continued)

October 2009 Offering.   T he fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 89.08%; Risk free interest rate: 2.21%,; Expected term: 5.0 years. The fair value of those warrants at the grant date was calculated at $4,242,032.

The following table indicates the contributions to equity of each of the three securities offerings:

Offering	Net Proceeds	Warrants - Fair Value	Equity
August 2008	$20,356,481	$7,520,805	$12,835,676
June 2009	23,067,535	10,512,319	12,555,216
October 2009	18,017,350	4,242,032	13,775,318

The fair value of outstanding warrants was $17,221,335 as of December 31, 2009 and $3,429,992 as of December 31, 2008. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions:

	As of December 31, 2009	As of December 31, 2008
Volatility	90.9%	82.6%
Risk free interest rate	2.69%	1.72%
Expected term	3.66 - 5.00 years	4.61 years

The change in fair value of warrants was recorded as other loss or income for the years  ended December 31, 2009 and 2008.

Stock Repurchase Program

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

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

23.  SEGMENT INFORMATION (Continued)
For the Year Ended December 31, 2009	Batteries	Electric Vehicles	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	48,271,642	20,329,896	-	(5,039,613)	63,561,925
Interest Income (expense)	92,818	(496,124)	192,985		(210,321)
Depreciation and Amortization	1,036,771	1,017,986	12,694	562,193	2,629,643
Segment assets	91,031,626	45,311,073	110,465,225	(88,981,570)	157,826,354
Segment net income (loss) before tax	22,114,712	(203,897)	(3,675,721)	9,357,144	27,592,238

Reconciliation of segment incomes to consolidated incomes		For the Year Ended December 31, 2009
Total segment income		18,235,095
Elimination of intersegment profits		711,867
Gain on bargain purchase		8,645,276
Consolidated income before income taxes		27,592,23 8

Reconciliation of segment assets to consolidated assets		As of December 31, 2009
Total segment net assets		246,807,924
Elimination of intersegment receivables		(98,114,925)
Increased asset value not allocated to segments		9,133,355
Consolidated assets		157,826,354

2 4 . RESTATEMENT AND DISCLOSURE OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Restatements

We have restated the consolidated financial statements for the years ended December 31, 2009 and 2008, and for the quarters ended September 30, 2008, March 31, 2009, June 30, 2009 and September 30, 2009.   The reasons for the restatements are

A.
Both Investor Warrants and Placement Agent Warrants were originally treated as equity and included in the Additional Paid-in Capital. However, both the Investor Warrants and the Placement Agent Warrants contain a covenant that, in the event of a “fundamental transaction,” if the securities to be issued upon exercise of the warrants will not be listed on a national securities exchange, the warrant holder has the option to force the Company to purchase the warrants at present value.  The warrants define a “fundamental transaction” to include:

i.	any merger, sale of assets, tender or exchange offer, reclassification of the common stock or compulsory share exchange, if

ii.
the transaction is either an all-cash transaction, a “going private” transaction, or a transaction in which the Company’s common stock will be exchanged for securities that are not traded on a national securities exchange.

Under those circumstances, the warrant holder could require the Company to redeem the warrant by paying an amount of cash equal to the value of the Warrant on the date preceding the fundamental transaction, determined in accordance with the Black-Scholes Option Pricing Model.  Because, under those circumstances, the Company would be forced to settle the warrants in cash, the warrants do not meet the conditions for equity classification set forth in FASB ASC 815-40-15.   Therefore, after reviewing the terms of the warrants and the applicable accounting principles, the Company determined that these warrants should be classified as warrant liability.    As a result of this change, the Company has reevaluated the fair value of the warrant liabilities for the year ended December 31, 2008 and for each of the quarters ended September 30, 2008, March 31, 2009, June 30, 2009 and September 30, 2009 and adjusted the warrants to their respective fair value through earnings for each reporting period.

B.
The Company improperly accounted for $1.2 million in undisclosed liabilities of Wuxi Angell Autocycle Co., Ltd., which it acquired on May 4, 2009.  The liabilities were recorded as general and administrative expenses in the Company’s financial statements.  They should, instead, have been recorded as a reduction to the Gain on Bargain Purchase that the Registrant reported as a result of the acquisition.  As a result of this change, the Company has increased the operating income and reduced the gain on bargain purchase for the year ended December 31, 2009 and the quarters ended June 30, 2009 and September 30, 2009, with resulting changes to the deferred tax liabity.

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

24. RESTATEMENT AND DISCLOSURE OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

Financial Statements for 2009 and 2008

The effect of the restatements on the financial statements for the years ended December 31, 2009 and 2008 are set forth below:

Balance Sheet as of:	December 31, 2009		December 31, 2008
	As reported	As restated	As reported	As restated
Deferred tax liability	$3,468,262	$3,025,847	$-	$-
Warrant liability	17,221,335	17,221,335	-	3,429,992
Additional paid in capital	74,114,122	70,018,938	32,289,991	31,769,186
Retained earnings	52,752,687	57,285,914	31,393,050	35,483,862
Total stockholders’ equity	131,932,431	132,374,846	76,454,596	73,024,603

Statements of Operations for the year ended:	December 31, 2009		December 31, 2008
	As reported	As restated	As reported	As restated
Selling, general and admin.	11,154,217	9,890,173	3,263,409	3,263,409
Operating income	16,889,933	18,153,977	18,781,629	18,781,629
Gain on bargain purchase	9,909,320	8,645,276	-	-
Change in fair value of warrants	666,839	666,839	-	4,090,812
Total other income (expenses)	10,702,305	9,438,261	36,898	4,127,710
Income tax - current	2,764,339	2,764,339	2,722,407	2,722,407
Income tax - deferred	3,468,262	3,025,847	-	-
Net income	21,359,637	21,802,052	16,096,120	20,186,932
Earnings per share - Basic	$0.41	$0.42	$0.37	$0.46
Earnings per share - Diluted	$0.35	$0.36	$0.31	$0.39

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

24. RESTATEMENT AND DISCLOSURE OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

Quarterly and Interim Financial Statements - 2009

The impact of the restatement on the financial statements for the interim quarterly periods of 2009 as previously reported is summarized below:

Year 2009	March 31		June 30		September 30		December 31
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Total Assets	$82,705,276	$82,705,276	$133,641,097	$133,641,097	$137,094,057	$137,094,057	$157,826,354	$157,826,354
Warrant liability	-	2,965,306	-	17,455,917	-	17,185,974	17,221,335	17,221,335
Deferred tax liability	-	-	3,468,262	3,025,847	3,468,262	3,025,847	3,468,847	3,025,847
Additional paid-in capital	39,602,197	32,081,392	66,097,910	49,062,673	66,740,056	49,704,819	74,114,122	70,018,938
Retained earnings	35,458,033	39,548,846	42,983,451	43,005,186	43,557,979	48,091,206	52,752,687	57,285,914

Revenues	10,685,737	10,685,737	13,771,583	13,771,583	17,714,278	17,714,278	21,390,327	21,390,327
Gross profits	5,034,548	5,034,548	6,312,983	6,312,983	7,627,050	7,627,050	9,417,866	9,417,866
Operating Income	4,138,230	4,138,230	2,384,432	3,648,476	5,244,112	5,244,112	18,153,977	18,153,977
Other income (expense) - Gain on bargain purchase	-	-	9,909,320	8,645,276	-	-	-	-
Other income (expenses) - Change in fair value of warrants	-	464,686	-	(4,976,178)	-	269,943	3,574,710	4,908,389
Income tax - current	602,482	602,482	681,211	681,211	726,337	726,337	754,309	754,309
Income tax - deferred	-	-	3,468,262	3,025,847	-	-	-	-
Net income	3,600,297	4,064,983	7,990,104	3,456,341	4,816,077	5,086,020	4,953,159	9,194,708

Income per share - basic	$0.08	$0.09	$0.16	$0.07	$0.09	$0.10	$0.08	$0.15
Income per share - diluted	$0.07	$0.07	$0.14	$0.06	$0.08	$0.08	$0.06	$0.14

Outstanding shares-basic	47,055,374	47,055,374	48,901,584	48,901,584	52,970,305	52,970,305	59,390,317	59,390,317
Outstanding shares-diluted	54,692,874	54,692,874	58,056,619	58,056,619	61,342,040	61,342,040	67,368,345	67,368,345

The impact of the restatement on the financial statements for the two cumulative interim periods of 2009 as previously reported is summarized below:

	Six months ended		Nine months ended
	June 30, 2009		September 30, 2009
	As Reported	As Restated	As Reported	As Restated
Revenues	$24,457,320	$24,457,320	$42,171,598	$42,171,598
Gross profits	11,347,531	11,347,531	18,974,580	18,974,580
Operating Income	6,522,661	7,786,705	11,766,773	13,030,817
Other income (expenses) - Gain on bargain purchase	9,909,320	8,645,276	9,909,320	8,645,276
Other income (expenses) - Change in fair value of warrants	--	(4,511,492)	--	(4,241,549)
Income tax - current	1,283,693	1,283,693	2,010,030	2,010,030
Income tax - deferred	3,468,262	3,025,847	3,468,262	3,025,847
Net income	11,590,401	7,521,323	16,406,478	12,607,343

Income per share - basic	$0.24	$0.16	$0.33	$0.25
Income per share - diluted	$0.21	$0.13	$0.28	$0.22

Outstanding shares-basic	47,983,579	47,983,579	49,676,366	49,676,366
Outstanding shares-diluted	56,553,099	56,553,099	57,974,862	57,974,862

ADVANCED BATTERY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

24. RESTATEMENT AND DISCLOSURE OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

Quarterly Financial Statements - 2008

The tables below summarize the quarterly financial information for 2008.

2008	March 31	June 30	September 30		December 31
			As Reported	As Restated	As Reported	As Restated
Total Assets	$46,428,451	$52,085,582	$77,605,606	$77,605,606	$77,752,231	$77,752,231
Warrant liability	-	-	-	3,996,564	--	3,429,992
Additional paid-in capital	18,251,266	18,485,257	31,083,904	31,563,100	39,289,991	31,769,186
Retained earnings	19,145,408	23,820,679	28,192,639	31,716,880	31,393,050	35,483,864

Revenues	10,031,969	11,748,284	12,662,585	12,662,585	10,729,273	10,729,273
Gross profits	5,042,227	5,972,230	5,886,148	5,886,148	5,148,896	5,148,896
Other income (expenses) - Change in fair value of warrants	-	-	-	3,524,241	--	566,572
Income tax	629,445	725,511	770,777	770,777	596,674	596,674
Net income	3,848,478	4,675,272	4,371,960	7,896,201	3,200,410	3,766,983

Income per share - Basic	$0.08	$0.09	$0.10	$0.18	$0.07	$0.09
Income per share - Diluted	$0.08	$0.09	$0.08	$0.15	$0.06	$0.07

The impact of the restatement on the financial statements for the nine months ended September 30, 2008 as previously reported is summarized below:

	Nine Months Ended September 30, 2008
	As Reported	As Restated
Revenues	$34,442,838	$34,442,838
Gross profits	16,900,605	16,900,605
Other income (expenses) - Change in fair value of warrants	--	3,524,241
Income tax	2,125,733	2,125,733
Net income	12,895,709	16,419,950

Income per share - Basic	$0.30	$0.39
Income per share - Diluted	$0.25	$0.32

Outstanding shares - Basic	42,456,824	42,456,824
Outstanding shares - Diluted	50,635,324	50,635,324

ITEM 9 .               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9 A.            CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.   The weaknesses in the Company’s controls and procedures consisted of (a) a lack of expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department, which has resulted in certain errors in accounting identified in Note 24 to the Consolidated Financial Statements and (b) inadequate review by management personnel of the Company’s reports prior to filing, which has resulted in errors identified on the cover page of this amended report as the reasons for the amendment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.   The weaknesses in the Company’s controls and procedures consisted of (a) a lack of expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department, which has resulted in certain errors in accounting identified in Note 24 to the Consolidated Financial Statements and (b) inadequate review by management personnel of the Company’s reports prior to filing, which has resulted in errors identified on the cover page of this amended report as the reasons for the amendment.   Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2009.

This annual report contains an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  The attestation report is included in the opinion of the registered independent public accounting firm set forth in Item 8 of this report.

ITEM 9 B.             OTHER INFORMATION

None.

PART III

ITEM 10 .             DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

ITEM 1 1 .             EXECUTIVE COMPENSATION

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

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Zhiguo Fu	2009	$225,000	--	686,171(1)	--	--	$911,171
	2008	$77,500	--	--	--	--	$77,500
	2007	$77,500	--	--	--	--	$77,500
Guohua Wan	2009	$50,000	--	91,490(1)	--	--	$141,490
	2008	$8,636	--	--	--	--	$8,636
	2007	$7,900	--	--	--	--	$7,900
________________
(1)	Represents the fair value of options for 300,000 shares (Zhiguo Fu) and 40,000 shares (Guohua Wan) granted as of January 1, 2009.

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

Option Grants in the Last Fiscal Year

	Grant Date	Date of Action by the Compensation Committee	Estimated Future Payout Under Equity Incentive Plan Awards (Maximum)(#)	Exercise or Base Price of Option Awards	Closing Price on Grant Date	Grant Date Fair Value of Option Award
Zhiguo Fu	1/1/09	12/16/08	300,000	$2.66	$2.66	$686,171
Guohua Wan	1/1/09	12/16/08	40,000	$2.66	$2.66	$91,490

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

ITEM 1 2 .             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 1 3.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 1 4 .             PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

ITEM 1 5 .             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(c)   Exhibit List

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

21	Subsidiaries – Cashtech Investment Limited
Harbin ZhongQiang Power-Tech Co., Ltd.

23.	Consent of Friedman LLP

31.1	Rule 13a-14(a) Certification - CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

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