Form 10-K
period 2010-12-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2011-03-16
CIK 745651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010.

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

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of June 30, 2010, the last business day of the Registrant’s most recently completed second quarter, was $194,925,811, based on $3.28 per share, the closing price on that date.

As of March 16, 2011 the number of shares outstanding of the Registrant’s common stock was 76,440,434 shares, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

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

PART 1

ITEM 1.                 BUSINESS

Advanced Battery Technologies, Inc. is a holding company with one direct subsidiary:   Cashtech Investment Limited, a British Virgin Islands corporation.  Cashtech Investment Limited is, in turn, a holding company with two subsidiaries:

•
Harbin ZhongQiang Power-Tech Co., Ltd. (“Harbin ZQPT”), a limited liability company organized under the laws of the Peoples Republic of China (“PRC”).  Harbin ZQPT holds the government lease of the real property on which our primary battery operations are located.  Harbin ZQPT also manages the assets and operations of Heilongjiang ZhongQiang Power-Tech Co., Ltd., which is also a Chinese limited liability company (“ZQ Power-Tech”) under a set of agreements between Harbin ZQPT and the registered owners of ZQ Power-Tech pursuant to which Harbin ZQPT receives all of the benefits and assumes all of the obligations of the business of ZQ Power-Tech.  ZQ Power-Tech is engaged in the business of manufacturing and distributing polymer lithium-ion batteries on the property leased to Harbin ZQPT.  We are in the process of transferring the assets and operations of ZQ Power-Tech to Harbin ZQPT, but have not yet obtained all of the necessary government approvals.

•
Wuxi ZhongQiang Autocycle Co., Ltd., a Chinese limited liability company (“Wuxi ZQ”) that Cashtech Investment Limited acquired in May 2009.  Wuxi ZQ is engaged in the business of manufacturing and distributing electric vehicles that utilize batteries manufactured by ZQ Power-Tech.

Advanced Battery Technologies also owns a 49% interest in Beyond E-Tech, Inc., a Texas corporation that distributes cellular telephones in the United States.

Battery Operations

ZQ Power-Tech is a limited liability company that was organized under the laws of the People’s Republic of China in August 2002.  ZQ Power-Tech’s offices and primary manufacturing facility are located in northern China, in the Province of Heilongjiang, in the Economy & High-Tech Development Zone of Shuangcheng, which is a suburb of Harbin.  The location is approximately 1,000 km northeast of Beijing.

In January 2011 Harbin ZQPT acquired the assets of Shenzhen Zhongqiang New Energy Science & Technology Co., Ltd. (“Shenzhen Zhongqiang”).  Shenzhen Zhongqiang was a manufacturer of lithium batteries for mobile phones and MP3 and video game consoles, whose manufacturing facility has a daily production capacity of 70,000 batteries.  Shenzhen Zhongqiang’s annual revenues in 2010 were approximately $11 million.  The purchase price paid by Harbin ZQPT for the Shenzhen Zhongqiang liabilities was $20 million, of which $13.5 million was applied to satisfy liabilities of Shenzhen Zhongqiang.  Harbin ZQPT will initially operate the Shenzhen Zhongqiang facility as a separate, yet complementary, division of its battery operations, with a view toward further integration as the business develops.

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

At the present time, ZQ Power-Tech produces only one finished product.  This is a cordless miner’s lamp equipped with a rechargeable PLI battery.  ZQ Power-Tech has sold its miner’s lamps to an agency of the Chinese government for several years, but recently expanded its market to private industry.  In 2006 ZQ Power-Tech received an order from a Hong Kong-based mining company for 450,000 battery cells for mine lamps, to be delivered over a three year period.  As a result of that order and other indications of increased demand, ZQ Power-Tech installed a production line dedicated to mine lamps.  During 2010 the miner’s lamp business yielded $7,930,893 in revenue (8.2% of total revenue), a decline from 2009 when sales of miner’s lamps produced 20.5% of our revenue.

All of ZQ Power-Tech’s other sales and pending contracts are for battery cells, which are sold on an OEM basis as a component of a finished product.  The fastest-growing market for ZQ Power-Tech’s batteries has been the manufacturers of battery-powered vehicles.  However, ZQ Power-Tech’s current customers also include companies that use our batteries in cell phones, companies that use them in laptop computers, and a company that uses our batteries in its digital cameras.  One unique market for ZQ Power-Tech’s batteries opened when, in August 2007, they were successfully tested by oceanographers in deep sea drilling equipment utilized by the China National Oceanographic Institute.  The range of non-vehicular uses for our vehicles is further evidenced by the $5.7 million order we received in August 2010 from Hengmin Opto-electrical Tech Co. of Guangdong Province in China.  Hengmin, which is primarily engaged in manufacturing battery assemblies and power management systems, ordered ZQ Power-Tech’s 50 Ah capacity lithium-ion battery packs primarily for use in street lamps.

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

The research and development activities of ZQ Power-Tech and its associates has yielded batteries for use in electric buses and electric cars that exhibit some of the highest functionality available today.  Currently, the batteries we offer for plug-in electric vehicles have the following characteristics:

	Plug-in EV Bus	Plug-in Cars
Mileage per charge	137 miles	200 miles
Charge time	4-5 hours	3-4 hours
Top speed	62.5 mph	80 mph
Battery weight	2200 pounds	400 pounds
Voltage	318V	296V
Capacity	450 Ah	1540 Ah

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

➢
In May 2009 Cashtech Investment Limited acquired ownership of Wuxi Angell, giving ZQ Power-Tech a captive market for its batteries as well as a dynamic presence in the growing market for electric and hybrid two-wheel vehicles.

➢
In October 2009 ZQ Power-Tech entered into a one-year $7.8 million contract to provide 48V/15Ah and 72V/50Ah polymer lithium-ion phosphate batteries to U Long Run Sheng Technology Co., Ltd., a leading distributor of power management systems to the electric vehicle industry.

ZQ Power-Tech:  Marketing

ZQ Power-Tech has focused its marketing activities in China, with our sales continuing to be made directly by our marketing department.  Although we have long-term plans to expand marketing beyond the PRC, demand remains sufficiently high within China that for the near term we intend to market domestically exclusively.

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

Since receiving its initial funding in 2003, ZQ Power Tech has consistently devoted substantial resources to the research and development activities necessary to assure that our polymer lithium-ion batteries remain the state of the art.  In 2007, for example, our research and development expenses totaled $383,871, as we developed a second-generation product line and explored the utilization of nanomaterials in our batteries.  In 2008, however, the growth of demand for our products focused our attention on expansion of our facilities.  Research and development expenses in 2008, therefore, were only $4,463, as our technical personnel were dedicated to the build-out of our assembly lines with new equipment.  In 2009, having completed the build-out, we renewed our focus on research and development, with an expenditure of $348,297, followed by a research and development expenditure of $204,567 in 2010, when our technical personnel were again partially diverted by the project of upgrading our assembly lines.

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

Wuxi ZQ is located in the City of Wuxi Economic and Technology Development Zone, in Jiangsu Province, about 100 kilometers west of Shanghai.  Since 2002, Wuxi ZQ has been engaged in the design, development, manufacture and marketing of electric- and hybrid-powered two wheel vehicles, as well as electric-powered agricultural transport vehicles and sport utility e-vehicles.  The prices of Wuxi ZQ vehicles range from $427 to $3,471, with an average selling price of $574.  Wuxi ZQ markets not only complete vehicles but also components, including motors, electronic controls, meters and plastic parts.  Wuxi ZQ has developed a reputation for delivering vehicles that excel in both performance and style.  With low noise, easy maintenance and a stable drive, the Wuxi ZQ scooters and e-bicycles are designed to capture the opportunities presented by China’s recent emphasis on reducing air pollution and the degradation of China’s environment that has accompanied its rapid industrialization.

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

Continuing research by ZQ Power-Tech and Wuxi ZQ has produced batteries for fully electric e-bikes and e-scooters that combine remarkable light weight with functionality adequate for most e-bike and e-scooter purposes.  Currently, our medium capacity batteries demonstrate the following characteristics:

E-Bike/E-Scooter
Mileage per charge	35 miles
Charge time	3-4 hours
Top speed	25 mph
Battery weight	6.16 pounds
Voltage	36V
Capacity	10 Ah

The combination of these state-of-the-art batteries with the design expertise of the Wuxi ZQ staff has enabled Wuxi ZQ to grow dramatically since it was acquired by Cashtech Investment Limited.  Currently Wuxi ZQ has four production lines within its manufacturing facility, with the capability of expanding production in response to demand.  The production lines currently manufacture 20 types of vehicles, and the full facility is capable of manufacturing 500,000 vehicles per year.  Wuxi’s manufacturing operation has achieved certification under ISO9001:2000 standards, as well as certification under the standards of China’s industrial oversight agencies.

Wuxi ZQ:  Marketing

Wuxi ZQ markets its electric vehicles primarily through a network of distributors in selected locations worldwide.  Most of Wuxi ZQ’s products carry both EEC and DOT(EPA) certification. During 2010, Wuxi ZQ recorded $22 million in sales abroad, to complement $27 million within China.

The worldwide distribution network for Wuxi ZQ vehicles increased substantially during 2010:

•
On March 30 and 31, 2010 ZQ Power-Tech held a product promotion conference for its electric vehicles customers from both the domestic and the overseas markets.  Approximately two hundred people participated in the conference, including customers from Netherlands, Chile, Canada, India, Afghanistan, and over a hundred Chinese companies.

•
In April 2010, during the International Bicycle Expo in Shanghai,  ZQ Power-Tech signed sales contracts totaling approximately $1.7 million (or 2,500 electric scooters) with European customers, including customers located in Germany, Denmark and the Netherlands.

•	In May 2010 Wuxi ZQ signed an agreement with All-Power America to serve as the first U.S.-based distributor for Wuxi ZQ since the May 2009 acquisition.

•
In September 2010 Menzaghi Motors of Italy placed an order for the aluminum magnesium alloy electric scooters that Wuxi ZQ recently developed to meet demand for a lighter-weight vehicle with higher mileage

•	In October 2010 we signed an agreement with Kanuni Motorcycle, a well-known motorcycle producer in Turkey, under which Kanuni now sells three types of Wuxi ZQ scooters.

In addition to the distributors noted above, Wuxi ZQ’s roster of distributors now includes

•	Hi Motors and Ampere Vehicles Pte. Ltd. in India;
•	Eco Style Di in Italy;
•	DMS Motorlu Araclarsanayi Vetica in Turkey;
•	Tinterparts Trading GmbH in Germany;
•	Ersico Spol SRO in the Czech Republic;
•	D.M.C. (DuurzaawMobiliteits) in the Netherlands;
•	Floretti Europe BVBA in Belgium; and
•	Autoplaza Holdings in the Philippines.

In order to present itself as a viable participant in the movement toward “green” vehicles, Wuxi ZQ participates in industry shows and fairs.  Within the past year, Wuxi ZQ has exhibited at the Canton Fair and the China International Bicycle and Motor Fair, among others.

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

Backlog

ZQ Power Tech’s backlog of sales orders totaled approximately $44.0 million on March 11, 2011, all of which is scheduled for delivery within the current fiscal year.  Wuxi ZQ’s backlog of sales orders totaled approximately $10.3 million on March 11, 2011, all of which is scheduled for delivery within the current fiscal year.  On February 28, 2010, our backlog of orders totaled approximately $49.7 million, $44.3 million of which were orders for batteries or miners’ lamps.

Employees

Advanced Battery Technologies has 4 employees, all of whom are involved in administration in our New York office.  ZQ Power-Tech and Wuxi ZQ collectively have 1,172 employees. 141 are involved in administration, 46 are involved in marketing, and 66 are involved in research and development and related technology services.  The remainder are employed in production capacities.  None of our employees belongs to a collective bargaining unit.

In August 2009 ZQ Power-Tech announced that it had commenced construction of an employee vocational training center within its production base in Shuangcheng, near Harbin.  The training center, which is expected to be completed later in 2011, will cover 25,000 square meters, consisting of an academic center, student activity buildings and a living area. The center will be utilized as a source of skilled personnel for both ZQ Power-Tech and Wuxi ZQ, thus alleviating one of the major hurdles to expansion in both the battery and the electric vehicle industries - recruiting the necessary personnel.

Investment in Cell Phone Distributor

In December 2008 Advanced Battery Technologies purchased a 49% equity interest in Beyond E-Tech, Inc., a corporation located in Texas that distributes cellular telephones manufactured in China to its order by Flying Technology Development Co. and Lenovo China.  The purchase price for the shares was $1.5 million cash.  The purchase agreement provided that as long as Advanced Battery Technologies remains a shareholder of Beyond E-Tech, all phones sold by Beyond E-Tech would be powered by ZQ Power-Tech batteries.  Although the operations of Beyond E-Tech are still in an early stage of development, Advanced Battery Technologies’ management considers the investment a reasonable means of securing a dedicated customer and a potential for ancillary profits.

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

From 2004 to 2006 ZQ Power-Tech carried on a program of expanding its production facility.  In 2006 it completed Building A and Building B, 30,000 square feet of manufacturing capacity, which in 2008 ZQ Power-Tech upgraded, so that those two buildings reached a production capacity of approximately $50,000,000 per year, depending on the specific products being produced.   Due to the rapid increase in the Company’s sales, between 2008 and 2009 Management developed additional assembly lines in Building C and Building D.   Then in 2010 management upgraded the production lines in Buildings A and B to again increase productivity.  As a result of these investments in our manufacturing facilities, our Harbin facility now has a annual capacity to produce approximately $100 million in batteries.

The acquisition of the assets of Shenzhen Zhongqiang has again increased our production capacity.  The Shenzhen Zhongqiang facility is lease by Harbin ZQ from an unaffiliated party.  It has a production area of 6,400 square meters.

In January 2011 Cashtech Investment Limited entered into a Land Use Right and Buildings Purchase Contract with Dongguan Qianshum Hardware, Inc.  The Contract contemplates that Cashtech will purchase from Dongguan Qianshun Hardware, Inc. the land and buildings at 3 Middle, Qingxi Town, Dongguan City, Guangdong Province, China.  The buildings consist of four industrial facilities with a total of 36,468 square meters of floor space, an office building with 5,246 square meters, three dormitories with a total of 14,710 square meters, and a power supply facility, and the associated land use right.  The purchase price will be 176 million Renminbi (approximately $26 million).  The parties are currently securing the necessary government approvals for the transfer.  Harbin ZQ expects to initiate battery production activities in the Dongguan City facility in the second half of 2011.

Wuxi ZQ utilizes a 80,000 square meter manufacturing facility in the City of Wuxi with a production floor space of 47,837 square meters.  The research and development division occupies 3,000 square meters.  Most of the remainder is dedicated to inventory, sales and administration.    Wuxi ZQ purchased the right to use the land on which the facilities are located from the Government of China for periods ending in 2053 and 2057.

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

Sui-Yang Huang v. Advanced Battery Technologies, Inc.  In September 2009, Sui-Yang Huang commenced this action in the United States District Court for the Southern District of New York (Civil Action:  09 Civ. 8297). The plaintiff was the Company’s Chief Technological Officer at that time.  The complaint alleged that ABAT breached its employment contract with Mr. Huang, and demanded between $1.25 million and $5 million in damages. In May 2010 the Court dismissed the action on grounds of forum non conveniens, subject to the willingness of a forum in China to accept jurisdiction.  In August 2010 Mr. Huang brought a portion of his action in China, but the Chinese Court refused to accept jurisdiction and sent the matter back to the U.S. federal courts.  In March 2011 the United States District Court denied Mr. Huang’s request to reinstate the case in New York, finding that jurisdiction remains available in China.  The Company believes that the alleged claim has no merit and has answered the complaint denying liability.

ITEM 4.               RESERVED.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Since February 26, 2008, the Company’s common stock has been listed on the NASDAQ Capital Market under the symbol “ABAT.”  Set forth below are the high and low sales for each of the eight quarters in the past two fiscal years.

Bid
Quarter Ending	High	Low
March 31, 2009	$ 3.04	$ 1.68
June 30, 2009	$ 4.39	$ 2.10
September 30, 2009	$ 5.04	$ 3.57
December 31, 2009	$ 4.26	$ 3.08

March 31, 2010	$ 4.80	$ 3.25
June 30, 2010	$ 3.98	$ 3.02
September 30, 2010	$ 3.88	$ 3.06
December 31, 2010	$ 4.34	$ 3.55

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2010.

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

(e)  Sale of Unregistered Securities

Advanced Battery did not effect any unregistered sales of equity securities during the 4th quarter of 2010.

(f) Repurchase of Equity Securities

Advanced Battery did not repurchase any shares of its common stock during the 4th quarter of 2010.

ITEM 6.               SELECTED FINANCIAL DATA

	2010	2009	2008	2007	2006
Revenue	$97,128,668	$63,561,925	$45,172,111	$31,897,618	$16,329,340
Net Income/(Loss)	$36,726,318	$21,802,052	$20,186,932	$10,205,406	$8,040,752
Net Income/(Loss) Per Share – Diluted	$0.48	$0.36	$0.39	$0.21	$0.17
Total Assets	$227,598,470	$157,826,354	$77,752,231	$38,723,210	$22,521,982
Long-Term Debt	$14,775,650	$20,247,182	$3,429,992	$411,263	$384,413
Shareholders’ Equity	$205,202,089	$132,374,846	$73,024,603	$36,476,504	$23,206,350
Shareholders’ Equity Per Share	$2.69	$1.93	$1.33	$0.73	$0.47

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following tables present certain consolidated statement of operations information. Financial information is presented for the year ended December 31, 2010 and 2009 respectively.

	For the Year Ended December 31,
			Change
	2010	2009	Amount	%
Revenues	$97,128,668	$63,561,925	$33,566,743	52.8%
Cost of Goods Sold	51,231,779	35,169,478	16,062,301	45.7%
Gross Profit	45,896,889	28,392,447	17,504,442	61.7%
Operating Expenses	8,047,425	10,238,470	(2,191,045)	(21.4)%
Operating Income	37,849,464	18,153,977	19,695,487	108.5%
Net Income	$36,726,318	$21,802,052	$14,924,266	68.5%

Revenues

We had total revenues of $97,128,668 for 2010, an increase of $33,566,743 or 52.8%, compared to $63,561,925 for 2009. The increase in revenues was primarily due to the contribution of sales from the electric vehicle business, which the Company acquired on May 4, 2009.  Sales of electric vehicles for 2010 were $49,199,892 as compared to $20,329,895 for 2009. The increase is attributable to (a) the fact that 2009 results include only the period from May 4, 2009 to December 31, 2009, and (b) efforts by our management to make Wuxi ZQ more responsive to the requirements of its distributors.

Our battery sales increased by 10.9% to $47,928,776 in 2010.  The entire increase, however, is attributable to the medium capacity batteries that we manufacture for use in electric scooters, electric bicycles, power tools, miners’ lamps, searchlights, etc.  Sales of our medium capacity batteries more than doubled from 2009 to 2010.  That sales revenue, moreover, does not take into account deliveries of batteries from ZQ Power-Tech to Wuxi ZQ for use in the vehicles sold by Wuxi ZQ, an intra-company market for our medium capacity batteries that is also expanding as Wuxi ZQ sales grow.

In the years ended December 31, 2010 and 2009, the contribution of batteries in our four sales categories as well as the contribution of electric vehicles to our total revenues was:

	For the Year Ended December 31,
	2010	% (of total revenue)	2009	% (of total revenue)
Small Capacity Battery	$4,643,922	4.8%	$4,040,333	6.4%
Medium Capacity Battery	19,699,077	20.3%	9,923,292	15.6%
Large Capacity Battery	15,654,884	16.1%	16,257,711	25.6%
Miner's Lamp	7,930,893	8.2%	13,010,694	20.5%
Electric Vehicle	49,199,892	50.7%	20,329,895	32.0%
Total	$97,128,668	100.0%	$63,561,925	100.0%

As shown above, sales of the small capacity batteries that were our primary products in our early years remain flat, as they have been for several years. Sales of miner’s lamps fell by 39%, as our primary contract, a three year contract with a Hong Kong-based mining company made in 2006, expired, and we have been unable to replace the sales.  Sales of the large capacity batteries (used for electric sanitation vehicles, stationary applications, and other large scale battery applications) fell by 3.7% from 2009 to 2010, primarily due to slower-than-expected growth from our customers.   We nevertheless expect growth in the large capacity battery portion of our business in coming years, as China’ strong recent emphasis on environmentally sound growth should result in expansion of the electric vehicle industry in China.

The reorientation of our business from its earlier focus on small capacity batteries to the current situation in which medium and large capacity batteries dominate our battery revenues has been beneficial to our overall business.  The margins that we are able to achieve in selling larger capacity batteries are significantly greater than the margins we achieve in selling smaller capacity batteries, due primarily to the relative amount of competition in the different markets.  Our challenge in integrating the Shenzhen Zhongqiang operations into our battery operation during 2011 will be to maintain our margins, as the primary market for the current products of Shenzhen Zhongqiang has been smaller applications.

 Gross Profit

Our cost of goods sold consists of the cost of raw materials, labor costs and production overhead. In 2010, although our revenue increased by 52.8%, our cost of goods sold increased by only 45.7%, from $35,169,478 to $51,231,779, compared to 2009. The increased profitability of our sales is mainly attributable to improved production efficiencies in our electric vehicles operations.  Since the acquisition of Wuxi ZQ in May 2009, we have worked aggressively to control production costs at Wuxi ZQ. As a result, the gross margin on our sales of electric vehicles was over 40%, compared to 33% in 2009. The overall result was an increase in our gross margin from 44.7% in 2009 to 47.3% in 2010.

 Operating expenses

The Company’s operating expenses decreased by 21.4%, from $10,238,470 in 2009 to $8,047,425 in 2010.  The decrease occurred despite the fact that operating expenses in ZQ Power-Tech, our main battery production base in China, increased by approximately $1.0 million during 2010, primarily due to increased depreciation as a result of the upgrade to our production facilities completed in 2010.  The primary reasons for the year-to-year decrease in operating expenses were:

•	In 2009 we incurred a special $1 million advertising expense, as we utilized a prepaid advertising credit held by Wuxi ZQ to introduce its new management to the electric vehicle market.
•	Our research and development expenses fell by $143,730 from 2009 to 2010.
•
In 2009 we recorded an allowance of $208,876 for doubtful accounts and inventory wastage; in 2010 we reversed $296,241 of allowance items, as we succeeded in collecting accounts that had been written off.

•	The implementation of our management principles at Wuxi ZQ led to reduced expenses throughout the administration of that company.
•	Our stock-based compensation expense decreased by $326,090 from 2009 to 2010, as a fully-vested grant of options to our senior management in 2009 was not replicated in 2010.

Included in our general and administrative expense during the year ended December 31, 2010 was $1,715,939 attributable to amortization of the market value of stock that we granted to employees or consultants.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  The market value of the stock at the time it was issued is being amortized over the term of the employee’s or consultant’s services, thus:

	In the case of employees, the period of amortization is based on a vesting schedule included in the employees’ contracts. The average vesting period for the employees is 3.09 years.

In the case of consultants, the period of amortization is based on the term of the consulting contracts, although amortization will be accelerated if the consulting relationship ceases.  Again, to date, the consultants who received stock have remained involved in the Company’s affairs, so there has been no acceleration of amortization.

At December 31, 2010 there remained $5,608,066 in unamortized stock compensation on the Company’s books.  The amortization of this sum will contribute to our operating expenses as described above.

During 2010 we recorded $6,091,426 in other income (expenses).  The primary components of this charge were:

•
$362,348 in net interest income, mainly due to the  $160,000 in interest income that we earned by lending $1.6 million to a non-related company, Harbin Jinhuida Investment Consulting Limited, at an interest rate of 10% per annum, and the interest on our cash deposited in Chinese banks. During 2009 we had a net interest expense of $210,322 primarily arising from the bank debt on the books of Wuxi ZQ when we acquired it, which we satisfied in full during the first quarter of 2010

•
an investment loss of $8,197 related to our investment in Beyond E-Tech, Inc., a Texas corporation that distributes cellular telephones in the United States.  The acquisition has been recorded as an “investment in unconsolidated entity” on our balance sheet, and our participation in that business is accounted for through the equity method.

•	income of $5,471,531 related to the change in the fair value of our outstanding common stock purchase warrants.

This last item arises from the Company’s issuance of warrants in 2008 and 2009 in conjunction with the issuance of common shares or convertible preferred stock. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the Company may be required to repurchase the warrants at their fair value in certain circumstances, the fair value of the warrants has been recorded as a liability on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.   During 2010, the reduction in the fair value of the warrants was $5,471,531, which was recognized as other income for the year ended December 31, 2010.  During 2009, the reduction in the fair value of the warrants was $666,839, which was likewise recognized as other income.  If in future quarters the warrants increase in value (e.g. by reason of an increase in the market price of our common stock), we will record an other expense equal to the amount of the increase.

During 2009 the primary component of our other income (expense) was a gain on bargain purchase of $8,645,276 arising from our acquisition of Wuxi ZQ in May 2009.   Wuxi ZQ had been experiencing operational difficulties and lacked sufficient working capital for successful business operations.  The former owners decided to sell their company at a loss and turn their attention to other business matters.  Advanced Battery, on the other hand, believed that its management talent and the synergies between its business and that of Wuxi ZQ could convert Wuxi ZQ into a profitable operation.  As a result of these factors, we were able to purchase Wuxi ZQ for $3,000,000 plus 3,000,000 common shares with a market value of $9,870,000.  However, after we reviewed the assets and obtained audited historical values, we determined that the fair value of the net assets of Wuxi ZQ was $21,515,276.  We recorded the $8,645,276 difference as “other income.”  The two principal components of the Wuxi ZQ assets, whose total value was recorded at $40,273,510, were:

•	Fixed assets, recorded at $21,908,014. We determined the value of fixed assets by reference to their replacement cost, based upon the market price of comparable assets with similar residual lives.

•
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

The Company’s revenue less expenses produced pre-tax income of $43,940,891 for the year ended December 31, 2010, an increase of $16,348,653 from 2009.  In 2010, our domestic (U.S.) pre-tax income was $ 880,057, including $5,471,531 other income due to change in fair value of warrants).  We incurred no domestic tax on that income.  Our foreign (China) pre-tax income was $43,060,834. The standard corporate tax rate in China is 25%.  However, as a result of Chinese tax laws that reward foreign investment in China, through 2010 ZQ Power-Tech was entitled to a 50% tax abatement, which resulted in an effective corporate tax rate of approximately 12.5%.  The income tax accrued as a result of our operations, therefore, was $7,650,861.  In addition, we accrued a deferred income tax benefit of $436,288 in 2010 because of the reduction in our bad debt and inventory allowance. After taxes of $7,214,573 realized in the year ended December 31 2010, our net income was $ 36,726,318 ($.48 per share, fully diluted), representing a 68.5% increase over 2009 when we earned $.36 per share fully diluted.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they are more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2010 the effect of converting our financial results to Dollars was to add $5,913,487 to our accumulated other comprehensive income. During 2009, the translation adjustment reduced our accumulated other comprehensive income by $511,770.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following tables present certain consolidated statement of operations information. Financial information is presented for the year ended December 31, 2009 and 2008 respectively.

	For the Year Ended December 31,
			Change
	2009	2008	Amount	%
Revenues	$63,561,925	$45,172,111	$18,389,814	40.7%
Cost of Goods Sold	35,169,478	23,122,610	$12,046,868	52.1%
Gross Profit	28,392,447	22,049,501	$6,342,946	28.8%
Operating Expenses	10,238,470	3,267,872	$6,970,598	213.3%
Operating Income	18,153,977	18,781,629	$(627,652)	-3.3%
Net Income	$21,802,052	$20,186,932	$1,615,120	8.0%

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

Operating expenses

The Company’s operating expenses increased by 213.3%, from $3,267,872 in 2008 to $10,238,470 in 2009.  The increase was almost entirely attributable to the expansion of our operations, as operating expenses in Heilongjiang ZQPT, our main battery production base in China, increased by only $0.20 million during 2009.  The primary reasons for the year-to-year increase in operating expenses were:

•	$4.2 million in selling and administration expenses incurred by Wuxi ZQ after the acquisition on May 4 2009. Wuxi ZQ’s selling expenses included $1,000,000 advertising expense.
•
Higher administration expenses related to our US office, including salaries, legal fees and marketing expenses related to our equity offerings and annual meeting, as well as expenses attributable to ongoing litigation.

•	An increase of $1,326,177 in noncash stock and option compensation amortization expense in 2009

During 2009 we recorded $9,438,261 in other income (expenses).  Some components of this charge were:

•	$210,321 in net interest expenses;

•	an investment loss of $17,401 related to our investment in Beyond E-Tech, Inc.;

•	an income of $666,839 related to the change in the fair value of our outstanding common stock purchase warrants, the reasons for which are set forth above; and.

•	a $8,645,276 gain on bargain purchase arising from our acquisition of Wuxi ZQ, the reasons for which are set forth above.

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

The Company’s revenue less expenses produced pre-tax income of $27,592,238 for the year ended December 31, 2009, representing an increase of $4,682,899 from 2008.  In 2009, our domestic (U.S.) pre-tax loss was $ 3,686,549 (including $666,839 other income due to change in fair value of warrants); foreign (China) pre-tax income was $27,791,749, which includes the $8,645,276 gain on bargain purchase recognized in the second quarter of 2009. The income tax accrued as a result of our operations was $2,764,339.  The deferred income tax accrued in 2009 because of the gain on bargain purchase was $3,025,847. As a result of Chinese tax laws that reward foreign investment in China, currently and through 2010 ZQ Power-Tech is entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  After taxes of $5,790,186 realized in the year ended December 31 2009, our net income was $ 21,802,052, representing an 8.0% increase over 2008.

Liquidity and Capital Resources

The growth of our Company has been funded by capital contributions - initially those of our founders and in recent years capital raised by the sale of equity to private investors and current earnings. During the first quarter of 2010 we satisfied all of the bank debt that had been incurred by Wuxi ZQ prior to our acquisition of that company.  As a result, at December 31, 2010 we had no outstanding debt.

At December 31, 2010 we had two long term liabilities, neither of which will require a cash payment in the near term:

•	A deferred tax liability that arose from the gain on bargain purchase we realized in connection with our acquisition of Wuxi ZQ; and

•
Warrant liability of $11,749,803 attributable to the warrants that we issued in connection with the three equity financing transactions in 2008 and 2009.  Pursuant to provisions of ASC 815, the present value of the outstanding warrants is considered a liability.

The table below sets forth our debt service obligations as of December 31, 2010.
		Less than			More than 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Long-Term Debt Obligations–	$0	$0	$0	$0	$0
Operating Lease Obligations	$161,860	$119,835	$42,025	$0	$0
Purchase Obligations	$4,636,199	$4,636,199	$0	$0	$0
TOTAL	$4,798,059	$4,756,034	$42,025	$0	$0

In December 2010 the Company sold 7,500,000 shares of common stock and 3,750,000 warrants to purchase common stock at $4.00 per share.  The warrants will expire in December 2011.  The purchasers were institutional funds.  The net proceeds of the placement was $28,471,500.

At December 31, 2010 the Company had a working capital balance of $131,151,764, an improvement from our working capital balance of $83,453,937 at December 31, 2009.  We had $111,128,070 cash, an increase of $58,204,712 from our cash balance of $52,923,358 at December 31, 2009.  The primary reason for the improvement in working capital and cash was the strong positive operating cash flows and the equity offering we completed in December 2010.

 During 2011 we will be using a significant portion of our cash reserves for two purposes:

•
In January 2011 we completed the purchase of the assets of Shenzhen Zhongqiang.  A balance of $8.5 million on account of the purchase price remained due and payable in the first quarter of 2011.  We also expect to incur expenses in consolidating those operations with our existing battery operations.

•
In January 2011 we agreed to purchase a manufacturing site in Dongguan City for approximately $26 million.  We plan to outfit it for battery production during 2011 at an additional cost of approximately $25 million.

Despite these commitments, we have sufficient liquidity to fund our near-term operations and capital expenditures. If we determine that additional funds are needed for other attractive growth opportunities or for the full implementation of our long term expansion plans for Wuxi ZQ, we have over $57 million in property, plant and equipment that are free of liens which could be used as collateral for potential loans.  We believe that secured lenders would look favorably on our strong financial position, positive cash flows as well as promising business prospects, and that secured financing will be available on favorable terms if needed.

Given the financial resources available to the Company, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2010 there were four estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  They were:

•
The first was our determination, detailed in Note 2 to the Financial Statements under the heading “revenue recognition,” that we had no need of a reserve for warranty costs.  The primary reason for the determination was the fact that we have received no warranty claims to date.

•
The second was our determination, detailed in Note 4 to the Financial Statements, to reserve the full amount of Wuxi ZQ’s outstanding loans receivable, $979,692.  The determination was based on our inability to obtain assurances that the loans were collectable.

•
The third was our determination, detailed in Note 11 to the Financial Statements, to record no impairment of Wuxi ZQ’s intangible assets.  The determination was based on our evaluation of the future cash flows from Wuxi ZQ’s business, which exceeded the carrying cost of the intangible assets.

•
The fourth was our determination of the fair value of our outstanding warrants, detailed in Note 17 to the Financial Statements.  The calculation of fair value was based on the historic volatility of the market price for our common stock as well as our conclusion regarding a contemporaneous risk-free interest rate.  These factors, however, may not accurately measure that cost that the Company might incur if we were required to redeem the warrants.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2010.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  The following recent accounting pronouncements have been considered by the Company in preparing its financial statements for the year ended December 31, 2010.

In December 2009, FASB issued new guidance regarding improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective January 1, 2010. The Company adopted this guidance on January 1, 2010 which had no impact on our consolidated financial statements.

In January 2010, FASB issued an amendment to its accounting for distributions to shareholders with components of stock and cash. This new guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this amendment on January 1, 2010 which had no impact from the adoption of this guidance since we have never declared dividends on our common stock.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. There was no impact from the adoption of this guidance to our consolidated balance sheets or statements of income as the amendment only addresses disclosures.

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not anticipate any impact from our adoption of this guidance since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not anticipate any impact from our adoption of this guidance since we do not have goodwill for any reporting unit that has zero or negative carrying amounts at December 31, 2010.

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted, but was not elected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating subsidiary, ZQ Power-Tech, carries on business exclusively in Chinese Renminbi.  Therefore it does not have any derivative instruments or other financial instruments that are market risk sensitive.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advanced Battery Technologies, Inc.

We have audited the accompanying balance sheet of Advanced Battery Technologies, Inc. as of December 31, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2010.  We also have audited Advanced Battery Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Advanced Battery Technologies, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management's Report on Internal Control over Financial Reporting: (a) a lack of expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department, which has resulted in errors in accounting that necessitated a restatement of the financial statements for 2008 and 2009 and (b) inadequate review by management personnel of the Company’s reports prior to filing, which resulted in errors in prior filings that necessitated the filing of amendments to the 2009 Annual Report and the Quarterly Reports through the quarter ended September 30, 2010.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Advanced Battery Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Battery Technologies, Inc. as of December 31, 2010 , and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
/s/ EFP Rotenberg, LLP EFP Rotenberg, LLP
Rochester, New York
March 16, 2011

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

/s/ Friedman LLP
Friedman LLP
Marlton ,NJ 08053
March 29, 2010 except for Notes 2,3,16,18 and 24 which the date is February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Advanced Battery Technologies, Inc.

We have audited, before the effects of the adjustments for the correction of the error described in Note 24, the accompanying statements of income and comprehensive income, changes in stockholders’ equity and cash flows of Advanced Battery Technologies, Inc. for the year ended December 31, 2008. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. (COSO).The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, except for the restatement described in Note 24, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053
March 12, 2009

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2010	2009
ASSETS		(Restated)
Current Assets:
Cash and cash equivalents	$111,128,070	$52,923,358
Accounts receivable, net	16,084,366	22,406,927
Inventories, net	5,224,553	3,680,098
Loan receivable	1,600,000	1,600,000
Other receivables	272,888	107,751
Advance to suppliers, net	4,015,313	7,940,129
Deferred tax asset	447,305	-
Total Current Assets	138,772,495	88,658,263

Property, plant and equipment, net	57,452,244	47,248,600

Other assets:
Investment in unconsolidated entity	776,860	785,057
Deposit for investment	11,721,468	1,457,034
Deposit for long-term assets	2,307,350	2,860,882
Intangible assets, net	13,957,505	14,317,502
Goodwill	2,566,337	2,472,311
Other assets	44,211	26,705
Total Other Assets	31,373,731	21,919,491

TOTAL ASSETS	$227,598,470	$157,826,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loan	$-	$2,916,071
Accounts payable	1,282,410	670,254
Advances from customers	10,074	228,871
Accrued expenses and other payables	441,220	1,389,130
Tax payable	5,887,027	-
Total Current Liabilities	7,620,731	5,204,326

Long Term Liabilities:
Deferred tax liability	3,025,847	3,025,847
Warrant liability	11,749,803	17,221,335
Total Liabilities	22,396,381	25,451,508

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 face value; 5,000,000 shares authorized; 2 shares issued and 2 shares outstanding as of December 31, 2010 and 2009	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 76,619,220 shares issued and 76,424,639 shares outstanding as of December 31, 2010 and 68,778,112 shares issued and 68,583,531 shares outstanding as of December 31, 2009	76,619	68,778
Additional paid-in capital	100,198,536	70,018,939
Accumulated other comprehensive income	11,414,192	5,500,705
Retained earnings	94,012,232	57,285,914
Less: Cost of treasury stock (194,581 shares as of December 31, 2010 and 2009)	(499,490)	(499,490)
Total Stockholders' Equity	205,202,089	132,374,846

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$227,598,470	$157,826,354

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
	For The Years Ended
	December 31,
	2010	2009	2008
		(Restated)	(Restated)

Revenue	$97,128,668	$63,561,925	$45,172,111

Cost of Goods Sold	51,231,779	35,169,478	23,122,610

Gross Profit	45,896,889	28,392,447	22,049,501

Operating Expenses
Research & Development expenses	204,567	348,297	4,463
Selling, general and administrative expenses	7,842,858	9,890,173	3,263,409

Operating Income	37,849,464	18,153,977	18,781,629

Other Income (Expenses)
Interest income	410,001	290,774	124,487
Interest (expense)	(47,653)	(501,096)	-
Equity gain (loss) from unconsolidated entity	(8,197)	(17,401)	(90,707)
Forgiveness of debt	-	336,906	-
Other income (expenses)	265,745	16,963	3,118
Gain on bargain purchase	-	8,645,276	-
Change in fair value of warrants	5,471,531	666,839	4,090,812

Total Other Income	6,091,427	9,438,261	4,127,710

Income before Income Tax	43,940,891	27,592,238	22,909,339

Provision for Income Tax
Income tax - Current	7,650,861	2,764,339	2,722,407
Income tax - Deferred	(436,288)	3,025,847	-

Net Income	$36,726,318	$21,802,052	$20,186,932

Other Comprehensive Income
Foreign currency translation adjustment	5,913,487	(511,770)	2,912,481

Comprehensive Income	$42,639,805	$21,290,282	$23,099,413

Earnings per share
Basic	$0.53	$0.42	$0.46
Diluted	$0.48	$0.36	$0.39

Weighted average number of common shares outstanding
Basic	69,260,213	52,124,814	43,493,492
Diluted	76,404,451	60,222,687	51,671,992

The accompanying notes are an integral part of consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Preferred stock		Common stock		Additional	Accumulated Other	Retained	Treasury	Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Comprehensive Income	Earnings (Deficit)	Stock at Cost	Stockholders’ Equity

Balance December 31, 2007	-	$-	49,688,998	$49,689	$18,029,891	$3,099,994	$15,296,930	$-	$36,476,504
Issuance of common stock for financing	-	-	5,058,834	5,059	12,830,616	-	-	-	12,835,675
Stock issued under employee equity incentive plan	-	-	33,745	34	(34)	-	-	-	-
Net income for the year	-	-	-	-	-	-	20,186,932	-	20,186,932
Foreign currency translation adjustments	-	-	-	-	-	2,912,481	-	-	2,912,481
Purchase of treasury stock (119,510 shares)	-	-	-	-	-	-	-	(295,702)	(295,702)
Amortization of prepaid consulting expenses	-	-	-	-	309,237	-	-	-	309,237
Amortization of stock-based compensation	-	-	-	-	599,476	-	-	-	599,476

Balance December 31, 2008 (Restated)	-	-	54,781,577	54,782	31,769,186	6,012,475	35,483,862	(295,702)	73,024,603
Issuance of preferred stock for financing	17,000	17	-	-	6,577,419	-	-	-	6,577,436
Conversion of preferred stock to common stock	(16,998)	(17)	4,387,993	4,388	(4,371)	-	-	-	-
Issuance of common stock for acquisition	-	-	3,000,000	3,000	9,867,000	-	-	-	9,870,000
Issuance of common stock for financing	-	-	4,592,145	4,592	13,770,726	-	-	-	13,775,318
Exercise of warrants	-	-	1,722,622	1,723	5,976,057	-	-	-	5,977,780
Stock issued for service	-	-	293,775	294	(294)	-	-	-	-
Net income for the year	-	-	-	-	-	-	21,802,052	-	21,802,052
Foreign currency translation adjustments	-	-	-	-	-	(511,770)	-	-	(511,770)
Purchase of treasury stock (75,071 shares)	-	-	-	-	-	-	-	(203,788)	(203,788)
Amortization of prepaid consulting expenses	-	-	-	-	137,562	-	-	-	137,562
Amortization of stock-based compensation	-	-	-	-	1,925,653	-	-	-	1,925,653

Balance December 31, 2009 (Restated)	2	-	68,778,112	68,778	70,018,939	5,500,705	57,285,914	(499,490)	132,374,846
Stock issued for service	-	-	344,108	344	(344)	-	-	-	-
Issuance of common stock and warrants	-	-	7,500,000	7,500	28,464,000	-	-	-	28,471,500
Stock cancellation due to employment termination			(3,000)	(3)	3	-	-	-	-
Net income for the year	-	-	-	-		-	36,726,318	-	36,726,318
Foreign currency translation adjustments	-	-	-	-		5,913,487	-	-	5,913,487
Amortization of prepaid consulting expenses	-	-	-	-	116,375	-	-	-	116,375
Amortization of stock-based compensation	-	-	-	-	1,599,563	-	-	-	1,599,563
Balance December 31, 2010	2	$-	76,619,220	$76,619	$100,198,536	$11,414,192	$94,012,232	$(499,490)	$205,202,089

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OFCASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	For The Years Ended
	December 31,
	2010	2009	2008
		(Restated)	(Restated)
Cash Flows from Operating Activities:
Net income	$36,726,318	$21,802,052	$20,186,932
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on bargain purchase	-	(8,645,276)	-
Deferred income tax	(436,288)	3,025,847	-
Depreciation and amortization	4,116,212	2,629,643	767,235
Amortization of deferred consulting expenses	116,375	137,562	309,237
Amortization of stock-based compensation expense	1,599,563	1,925,653	599,476
Equity loss of unconsolidated entity	8,197	17,401	90,707
Provision for doubtful accounts and inventory valuation allowance	296,241	(208,876)	64,161
Forgiveness of debt	-	(336,849)	-
Investment impairment loss	-	235,091	371,743
Loss on disposal of fixed asset	5,017	-	55,187
Change in fair value of warrants	(5,471,532)	(666,839)	(4,090,812)
Changes in operating assets and liabilities:
Accounts receivable, net	7,813,327	(6,514,738)	1,002,020
Inventories, net	(1,369,905)	(274,638)	(636,296)
Other receivables and other assets	(224,235)	(13,252)	144,226
Advance to suppliers	3,316,766	(5,592,320)	1,362,804
Accounts payable, accrued expenses and other payables	(251,303)	(9,089,636)	196,288
Advances from customers	(221,898)	(1,164,942)	5,363
Tax payable	5,572,511	(174,435)	-

Net Cash Provided By (Used in) Operating Activities	51,595,366	(2,908,552)	20,428,271

Cash Flows from Investing Activities:
Loan receivable	-	-	(1,600,000)
Deposit for property, plant and equipment	(770,549)	(2,828,783)	(1,748,363)
Purchase of property, plant and equipment	(11,610,479)	(9,333,367)	(3,191,802)
Cash acquired from business combination	-	832,555	-
Payment made on deposit for investment	(9,957,588)	(1,463,913)	(3,000,000)
Acquisition of intangible assets	(146,894)	-	-
Investment in unconsolidated entity	-	-	(1,500,000)

Net Cash (Used in) Investing Activities	(22,485,510)	(12,793,508)	(11,040,165)

Cash Flows from Financing Activities:
Repayment of bank loan	(2,950,396)	(4,389,735)	-
Repayment of notes payable	-	-	(411,263)
Purchase of treasury stock	-	(203,788)	(295,702)
Proceeds from equity financing, net	28,471,500	-	-
Proceeds from issuance of stock, net	-	40,788,717	20,356,480
Repayment of officer loan	-	(140,059)	(718,465)

Net Cash Provided By Financing Activities	25,521,104	36,055,135	18,931,050

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,573,752	(175,872)	1,722,176

Increase in cash and cash equivalents	58,204,712	20,177,203	30,041,332
Cash and Cash Equivalents - Beginning of Year	52,923,358	32,746,155	2,704,823

Cash and Cash Equivalents - End of Year	$111,128,070	$52,923,358	$32,746,155

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$47,653	$395,496	$-
Income tax	$3,264,431	$1,083,556	$2,881,966

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for stock-based compensation	$1,215,255	$1,162,850	$139,403
Fair value of warrants issued to placement agent in financing	$619,148	$1,159,370	$917,920
Common stock issued for acquisition of Wuxi ZQ	$-	$9,870,000	$-
Options issued to executives for service	$-	$777,660	$-

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cashtech Inc., ZQPT, Wuxi ZQ and the VIE, HLJ ZQPT.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable and inventories. Actual results could differ from those estimates.

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

-
The holders of the equity investment in Heilongjiang ZQPT lack the direct or indirect ability to make decisions about the entity’s activities that have a significant effect on the success of Heilongjiang ZQPT, having assigned their voting rights and all managerial authority to Harbin ZQPT.  (ASC 810-10-15-14(b)(1)).

-
The holders of the equity investment in Heilongjiang ZQPT lack the obligation to absorb the expected losses of Heilongjiang ZQPT, having assigned to Harbin ZQPT all revenue and responsibility for all payables.  (ASC 810-10-15-14(b)(2).

-
The holders of the equity investment in Heilongjiang ZQPT lack the right to receive the expected residual returns of Heilongjiang ZQPT, having granted to Harbin ZQPT all revenue as well as an option to purchase the equity interests at a fixed price.  (ASC 810-10-15-14(b)(3)).

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Variable Interest Entity (Continued)

Because the relationship between Heilongjiang ZQPT and Harbin ZQPT is entirely contractual, the Company’s interest in Heilongjiang ZQPT depends on the enforceability of those agreements under the laws of the PRC.  We are not aware of any judicial decision as to the enforceability of similar agreements under PRC law.

The carrying amount and classification of Heilongjiang ZQPT’s assets and liabilities included in the Consolidated Balance Sheets are as follows:
	December 31, 2010	December 31, 2009
Total current assets*	$83,649,753	$60,369,844
Total assets*	133,306,312	91,031,626
Total current liabilities**	32,396,351	17,686,834
Total liabilities**	$32,396,351	$17,686,834

* Including intercompany accounts of $7,314,032 and $7,663,873 as at December 31, 2010 and 2009 be eliminated in consolidation.

** Including intercompany accounts of $30,788,579 and $17,357,874 as at December 31, 2010 and 2009 be eliminated in consolidation.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, accrued expenses and other payables, approximate their fair market value due to the short-term nature of these instruments. The Company uses Level 3 method to measure fair value of its warrant liability.  See Note 18 for disclosure of the inputs and valuation techniques used to measure the fair value of the warrant liability.  During the years ended December 31, 2010, 2009 and 2008, the Company’s warrant liability accounts changed as followed:

	Years Ended December 31,
	2010	2009	2008
Beginning balance	$17,221,335	$3,429,992	$-
Issuance of warrants	-	14,754,352	7,520,805
Exercise/expiration of warrants	-	(296,170)	-
Change in fair value of warrants included in earnings*	(5,471,532)	(666,839)	(4,090,813)
Ending balance	$11,749,803	$17,221,335	$3,429,992

*   Reported on Consolidated Statements of Income and Other Comprehensive Income:  Other Income (Expenses):  Change in Fair Value of Warrants.

The Company did not identify any other assets or liabilities that are required to be re-measured at fair value at a recurring basis in accordance with ASC 820.

  Risk of losses

The Company is exposed to potential risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  The Company would recognize the potential losses and make the related accruals if: (i) information is available and indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated.  As of December 31, 2010 and 2009, the Company is not aware of any potential losses that need to be accrued on the financial statements.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance. The allowance for accounts receivable is $67,392 and $570,182 as of December 31, 2010 and 2009 respectively.

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

The Company has considered capitalizing interest for the construction in progress as of December 31, 2010 and 2009, and determined that the amount is insignificant and not expected to have a material impact on the amount of construction in progress.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquisitions

The purchase method of accounting is used to account for the acquisition by the Company. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill.

If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price is recorded as “other income (expense): gain on bargain purchase” in the Company’s Consolidated Statement of Income.  Acquisition-related costs, such as professional fees and administrative costs, are recorded as expenses in the period in which they are incurred and the services rendered.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of ASC 350, “Intangibles - Goodwill and Other.” Under ASC 350, goodwill and intangible assets that are deemed to have indefinite useful lives are not amortized. Rather, they are assessed for impairment. We perform impairment testing on the intangible assets whenever events or changes indicate that the fair value of these intangible might be impacted.  We perform the goodwill impairment assessment on the last day of the each fiscal year.  To test goodwill for impairment, we first assign the recorded goodwill to one of our two reporting units, the battery operations and the electric vehicle operations, by comparing the estimated fair value of the reporting unit as a whole with the fair values of the unit’s identifiable net assets.  We apply the following two-step process to each reporting unit:

-
Step 1: We estimate the fair value of the reporting unit (UFV) in the manner described above and compare it with the unit’s book value (UBV), which equals the recorded amounts of assets and allocated goodwill less liabilities. When UFV is greater than UBV, there is no impairment, and the test is complete. When UFV is less than UBV, then we go to Step 2.

-
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

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

The Company sells its products to customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company makes custom products based on sales agreements, so no returns are allowed. The Company provides warranty on the product for one year from the date of shipment only in the event of defects. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the years ended December 31, 2010, 2009 and 2008, no sales returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers.

 Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on majority of the Company’s products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Input VAT paid is recoverable from output VAT charged to customers.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product warranty

The Company provides product warranties to its customers that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties has been minimal and, as of December 31, 2010, no product warranty reserve was considered necessary.

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

Generally shares issued to executives and employees will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 3.09 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation was $1,599,563, $1,925,653 and $599,476 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50 “Equity-Based Payments to Non-Employees.”  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. All shares issued to non-employees were fully vested as of December 31, 2010.

Research and development costs

Research and development costs are expensed as incurred. The salaries of engineers and technical staff in our research and development division are included in research and development expense. The expense was $204,567, $348,297 and $4,463 for the years ended December 31, 2010, 2009 and 2008, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses and amounted to $13,812 and $1,016,820 for the years ended December 31, 2010 and 2009, respectively. The Company did not have any advertising expenses for the year ended December 31, 2008.

Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $75,370, $64,543 and $7,050 for the years ended December 31, 2010, 2009 and 2008, respectively.  Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

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

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2010 and 2009, the Company operated in two business segments - battery segment and electronic vehicle segment. The Company operated in one business segment for the year ended December 31, 2008.

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

Recently issued accounting standards

In December 2009, FASB issued new guidance regarding improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective January 1, 2010. The Company adopted this guidance on January 1, 2010 which had no impact on our consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2010, FASB issued an amendment to its accounting for distributions to shareholders with components of stock and cash. This new guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this amendment on January 1, 2010 which had no impact from the adoption of this guidance since we have never declared dividends on our common stock.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. There was no impact from the adoption of this guidance to our consolidated balance sheets or statements of income as the amendment only addresses disclosures.

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not anticipate any impact from our adoption of this guidance since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not anticipate any impact from our adoption of this guidance since we do not have goodwill for any reporting unit that has zero or negative carrying amounts at December 31, 2010.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted, but was not elected.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3. INVENTORIES

	December 31,	December 31,
	2010	2009
Raw materials	$1,443,188	$1,408,230
Work-in-process	965,280	514,905
Finished goods	2,865,258	1,804,334
	5,273,726	3,727,469
Less: allowance	(49,173)	(47,371)
	$5,224,553	$3,680,098

4. LOAN RECEIVABLE

The Company loaned to a non-related company, Harbin Jinhuida Investment Consulting Limited, the amount of $1,600,000 for one year term from October 30, 2008 to October 29, 2009 at a fixed interest rate of 10% per annum. On October 30, 2009 and again on October 30, 2010, the Company renewed the loan contract for one year periods at the same fixed interest rate of 10% per annum. The Company received interest income of $160,000 for the years ended December 31, 2010 and 2009, and accrued interest income of $26,667 and $40,000 as of December 31, 2010 and 2009, respectively.

Prior to acquisition by the Company, Wuxi ZQ occasionally provided loans to other non-related companies and individuals in order to develop favorable business relationships. These loans are free of interest and due upon demand. As of December 31, 2010 and 2009, Wuxi ZQ had outstanding loans of $498,987 and $480,705, respectively.  The Company has reserved full allowance against this loan receivable as of December 31, 2010 and 2009 for the outstanding loans made by Wuxi ZQ, based on evaluation of the collectability of these loans.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

5. OTHER RECEIVABLES

Other receivables generally consist of advances to employees and interest receivable.

6. ADVANCES TO SUPPLIERS

The Company makes advances to certain suppliers for raw materials purchases. The net advances to suppliers were $4,015,313 and $7,940,129 as December 31, 2010 and 2009, respectively.  The allowance for these advances was $1,171,083 and $275,379 as of December 31, 2010 and 2009, respectively.

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of December 31, 2010	As of December 31, 2009
Building and improvements	$36,067,404	$35,578,159
Machinery and equipment	15,724,614	11,327,397
Motor Vehicles	919,471	285,999
	52,711,489	47,191,555
less: Accumulated Depreciation	(8,411,355)	(4,854,438)
Construction in Progress	13,152,110	4,911,483
Total property, plant and equipment, net	$57,452,244	$47,248,600

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $3,334,204, $2,075,640 and $646,415, respectively.  Depreciation expense included in cost of goods sold for the years ended December 31, 2010, 2009 and 2008 was $2,369,929, $1,753,495 and $336,303, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  No interest has been capitalized in construction in process as of December 31, 2010 as the amount is insignificant.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

8. INVESTMENT IN UNCONSOLIDATED ENTITY

In the fourth quarter of 2008, the Company entered into an equity investment agreement (“Agreement”) with Beyond E-Tech, Inc (BET) to acquire 49% of the issued and outstanding capital stock of BET for a total consideration of $1,500,000.  BET is a newly-organized company that imports and distributes cell phones in the United States.  Pursuant to the Agreement, during any period of time when the Company is a shareholder of BET, BET shall exclusively market products for resale that use ABAT’s rechargeable polymer lithium-ion batteries.

The Company has significant influence on BET and therefore accounts for its investment in BET under the equity method. According to the Agreement, the Company has significant influence over the operating and financial policies of BET, including a right of approval of its operating budget, veto power over large capital expenses, and other management controls. Net loss on this investment using the equity method was $8,197, $17,401 and $90,707 for the year ended December 31, 2010, 2009 and 2008, respectively.

The Company uses its best estimate of future cash flows expected to result from the use of this asset in accordance with ASC 480. There was no impairment loss for the year ended December 31, 2010. There were $235,091 and $371,743 impairment loss recognized on this investment for the year ended December 31, 2009 and 2008 because the estimated future undiscounted net cash flows related to this investment were less than the carrying amount.

9. DEPOSIT FOR INVESTMENT

On September 8, 2009, the Company’s board approved the execution of a letter of intent to acquire a battery company in Shenzhen. On January 6, 2011, Harbin Zhongqiang, a subsidiary of the Company, completed the acquisition of all of the assets of Shenzhen Zhongqiang New Energy Science & Technology Co., Ltd. (“Shenzhen Zhongqiang”) for a purchase consideration totaled RMB RMB135,000,000 (approximately $20 million). The Company made an initial payment plus deposit of $11,721,468 (equivalent to RMB 77,500,000) and $1,457,034 (equivalent to RMB 10 million) as of December 31, 2010 and 2009, respectively, and recorded as deposit for investment.  The Company completed the acquisition in January 2011.

10. DEPOSIT FOR LONG-TERM ASSETS

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2010. As of December 31, 2010 and 2009, the Company made total deposits in the amount of $2,307,350 and $2,860,882. The Company expects to pay the remaining contract amount of approximately $629,000 by the end of 2011. The deposit will be reclassified to the respective accounts under fixed assets upon delivery and transfer of legal titles and the assets being placed in service.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

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

Rights to use land and power and patent rights are stated at fair market value less accumulated amortization. The Company amortizes the patents over a 3-10 year period. The Company evaluates finite-lived intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2010 and 2009, no impairment of intangible assets has been recorded.

Net intangible assets at December 31, 2010 were as follows:

	Initial Book Value	Accumulated Amortization	Net Book Value	Amortization Period (Years)
Rights to use land and power	$13,094,085	$591,703	$12,502,382	48.6
Patents	1,172,612	172,771	999,841	9.0
Marketing network resource	1,000,038	558,396	441,642	3.0
Software	16,097	2,457	13,640	10

Total	$15,282,832	$1,325,327	$13,957,505

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

11. INTANGIBLE ASSETS (Continued)

Net intangible assets at December 31, 2009 were as follows:

	Initial Book Value	Accumulated Amortization	Net Book Value	Amortization Period (Years)
Rights to use land and power	$13,065,389	$381,539	$12,683,850	48.6
Patents	1,224,986	369,040	855,946	9.0
Marketing network resource	1,000,037	222,330	777,707	3.0

Total	$15,290,412	$972,909	$14,317,503

Amortization expense was $782,008, $599,165 and $120,820 for the years ended December 31, 2010, 2009 and 2008, respectively.

Based upon current assumptions, the Company expects that its intangible assets will be amortized according to the following schedule:

For the years ending December 31,
2011	$720,694
2012	490,993
2013	373,054
2014	370,848
2015	370,848
Thereafter	11,631,068
$13,957,505

12. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired as result of the company acquiring the remaining 30% interest in Heilongjiang ZQPT in 2006. The Company applied step accounting by determining the implied fair value of goodwill by allocating the price paid to acquire the 30% minority interest to all of its assets and liabilities. As of December 31，2010, no impairment of goodwill was recorded.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

13. SHORT TERM BANK LOANS

In connection with the Company’s acquisition of Wuxi ZQ in May 2009, it entered into two loan agreements in the aggregate amount of approximately $7.3 million (equivalent to RMB50,000,000) with Huaxia Bank. Wuxi ZQ paid down one loan of $4.4 million (equivalent to RMB30,000,000) during the year ended December 31, 2009 and another loan of $2.9 million (equivalent to RMB20,000,000) during the year ended December 31, 2010.

There was loan payable of $0 and $2,916,071 (equivalent to RMB20,000,000) outstanding as of December 31, 2010 and 2009, respectively.

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

The Company has issued all 5,000,000 shares provided in the Plan in the form of grants of restricted common stock.  As of December 31, 2010, 2,370,000 of those shares had vested and no shares have been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of December 31, 2010, and changes for the year ended December 31, 2010, is presented below:

Unearned stock compensation as of January 1, 2010	$1,837,934
Unearned stock compensation granted	-
Compensation expenses recorded on the statement of income with a credit to additional paid-in capital	(265,760)
Unearned stock compensation as of December 31, 2010	$1,572,174

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

14. STOCK-BASED COMPENSATION (Continued)

In addition, the compensation cost recorded to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $469,273. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months.  All shares granted were fully vested and nonforfeitable at the date on which the Company entered into the consulting contract with each non-employee.  However, following ASC 505-50-30-11 and 505-50-30-12, the Company has determined that the disincentives for nonperformance are not sufficiently large to establish a performance commitment, and that, accordingly, the measurement date for the shares is the date on which performance is complete, which is the date of grant.  The Company has continued to account for the shares as a prepaid expense, amortized over the terms of the contracts.  The compensation expense relating to shares issued to non-employee consultants for the years ended December 31, 2010, 2009 and 2008 was $116,375, $137,562 and $309,237, respectively.

The following table shows the amortization of the unearned stock compensation relating to consulting contracts:

As of December 31	Amortization
2011	$112,291
2012	60,236
2013	5,808
$178,335

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

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

The Company has issued 7,249,916 of the shares provided in the Plan in the form of grants of restricted common stock.  As of December 31, 2010, 391,808 of those shares had vested and 3,000 shares have been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of December 31, 2010 is presented below:

Unearned stock compensation as of January 1, 2010	$3,991,119
Unearned stock compensation granted	1,215,255
Compensation expenses recorded on the statement of operations with a credit to additional paid-in capital	(1,333,803)
Unearned stock compensation as of December 31, 2010	$3,872,571

 The following table shows the amortization of the unearned stock compensation relating to the 2006 Plan:

As of December 31	Amortization
2011	$971,597
2012	233,363
2013	233,363
2014	233,363
2015	233,363
Thereafter	1,967,520
$3,872,571

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

14. STOCK-BASED COMPENSATION (Continued)

(3)  Recent Stock-Based Compensation Activities

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

During the year ended December 31, 2009, there were 340,000 options granted for services. On January 1, 2009, the Company issued options to two senior executives to purchase a total of 340,000 shares of common stock at an exercise price of $2.66 with a vesting period of one year. The fair value of each option was estimated to be $2.29 as of the December 31, 2009 grant date.  There were 340,000 shares of stock options outstanding as of December 31, 2010 and 2009. The fair value of stock options was calculated using a Black-Scholes option-pricing model with the following assumptions:

Expected life	5.0 years
Expected volatility	89.13%
Risk free interest rate	2.46%
Dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon rate. Expected volatility is estimated based on the Company’s historical stock price using the expected life of the grant. Due to a lack of employee exercise behavior in the past, the expected life is based upon the maximum exercise period. The Company recorded total stock option compensation expense of $0 and $777,661 for the years ended December 31, 2010 and 2009, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

14. STOCK-BASED COMPENSATION (Continued)

The following table summarizes the stock option activities of the Company:
		Options Outstanding			Options Exercisable
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractua Life (Years)	Aggregate Intrinsic Value	Number exercisable	Weighted average exercise price

Outstanding at January 1, 2009	-	$-	-	$-	-	$-
Granted	340,000	2.66	5.00	-	-	-
Exercised	-	-	-	-	-	-
Forfeited/Expired	-	-	-	-	-	-
Outstanding at December 31, 2009	340,000	$2.66	4.00	$571,200	340,000	$2.66
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited/Expired	-	-	-	-	-	-
Outstanding at December 31, 2010	340,000	$2.66	3.00	$404,600	340,000	$2.66

In January 2010, according to a two-year employment contract, the company issued 3,000 shares to one employee for first year employment. The aggregate fair value was $12,030 on the grant date.

During the quarter ended March 31, 2010 the Company granted a total of 15,608 shares of common stock with an aggregate fair value of $60,000 to two of its independent directors pursuant to their respective Service Agreements. These shares were issued in May 2010.

On September 21, 2010, the Company issued 300,500 shares to 84 employees for one-year service as incentive stock compensation according to its 2006 equity plan.  The aggregate fair value was $1,060,765 on grant date.

During the quarter ended December 31, 2010, the Company granted 25,000 shares of common stock with aggregate fair value of $93,050 on the date of grant to two employees for one year service, the stocks were vested immediately. The Company also cancelled 3,000 shares of common stock during the quarter ended December 31, 2010 due to termination of employment with an employee.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

15. INCOME TAXES

The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense.

	For The Years Ended December 31,
	2010	2009	2008
		(Restated)	(Restated)

China Pre-tax Income	$43,060,834	$22,633,511	16,507,297
Domestic Pre-tax Income	880,057	4,958,727	6,402,042
Total Pre-tax Income	$43,940,891	$27,592,238	$22,909,339

Current:
China Income Tax Expense	$7,650,861	$2,764,339	$2,722,407
Domestic Income Tax Expense	-	-	-
Total Current Income Tax Expense	$7,650,861	$2,764,339	$2,722,407

Deferred:
China Income Tax Expense	$(436,288)	$-	-
Domestic Income Tax Expense	-	3,025,847	-
Total Deferred Income Tax Expense	$(436,288)	$3,025,847	$-

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

15. INCOME TAXES (Continued)

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For The Years Ended December 31,
	2010	2009	2008
		(Restated)	(Restated)

U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign income not recognized in the U.S.	-35.0%	-35.0%	-35.0%
China Statutory income tax rates	25.0%	25.0%	25.0%
China income tax exemption	-7.8%	-12.5%	-12.5%
Parent companies' income not subject to China tax	-1.0%	8.5%	-0.6%
Realization of Wuxi ZQ net operating loss carryforward	-0.5%	0.0%	0.0%
Other items	0.7%	0.0%	0.0%
Effective consolidated current income tax rate	16.4%	21.0%	11.9%

The estimated tax savings as a result of our tax holidays for the years ended December 31, 2010, 2009 and 2008 amounted to $3,441,368, $2,764,339 and $2,422,407, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the years ended December 31, 2010, 2009 and 2008 from $0.53 to $0.48, from $0.42 to $0.37 and from $0.46 to $0.41, respectively.

The Company was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for the years ended December 31, 2010, 2009 and 2008. The net operating loss carry forwards, including amortization of share-based compensation but excluding change in fair value of warrants, for United States income tax purposes amounted to $8,137,837, $4,353,388 and $2,311,230 for the years ended December 31, 2010, 2009 and 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2030. There are also deferred tax asset of $272,181 as of December 31, 2010 and 2009, resulting from temporary difference on stock options to employees. For United States income tax purposes, the valuation allowances for the years ended December 31, 2010 and 2009 were $3,120,424 and $1,574,660, respectively.

In addition, there are net operating loss carry-forwards from Wuxi ZQ for the year ended December 31, 2009. Management believed that the realization of the benefits arising from these losses appear to be uncertain due to Wuxi ZQ’s limited operating history. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2009 for the temporary difference related to loss carry-forwards. For PRC income tax purposes, the valuation allowance was $3,074,202 as of December 31, 2009.  The entire benefits from the net operating loss carry-forwards are realized during the year ended December 31, 2010 since Wuxi ZQ has taxable income for the year.

The change in valuation allowance for the years ended December 31, 2010 and 2009 were $(1,749,645) and $4,061,138.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

15. INCOME TAXES

The following table sets forth the components of deferred income taxes as of December 31, 2010 and 2009:

	As of Years Ended December 31,
	2010	2009
		(Restated)

Wuxi ZQ net operating loss carryforward	$-	$3,074,202
Allowance for doubtful accounts	447,305	-
Stock options to employees	272,181	272,181
U.S. parent company net operating loss carryforward	2,848,243	1,523,686
	3,567,729	4,870,069

Valuation allowance	(3,120,424)	(4,870,069)
Total deferred tax asset	$447,305	$-

Gain on bargain purchase of Wuxi ZQ	3,025,847	3,025,847
Total deferred tax liability	$3,025,847	$3,025,847

Deferred income taxes have been classified in the consolidated balance sheets as of December 31, 2010 and 2009 as follows:
	As of Years Ended December 31,
	2010	2009
Current asset	$447,305	$-
Non-current liabilities	$3,025,847	$3,025,847

16. EARNINGS PER SHARE

Earnings per share is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding pursuant to ASC 260, “Earnings Per Share.”  The following are the calculations for earnings per share for the years ended December 31, 2010, 2009 and 2008.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

16. EARNINGS PER SHARE (Continued)

	For the Year Ended December 31,
	2010	2009	2008
Basic earnings per share		(Restated)	(Restated)

Net Income	$36,726,318	$21,802,052	$20,186,932
Weighted average number of common share outstanding - Basic	69,260,213	52,124,814	43,493,492
Earnings per share - Basic	$0.53	$0.42	$0.46

Diluted earnings per share
Net Income	$36,726,318	$21,802,052	$20,186,932
Weighted average number of common shares outstanding - Basic	69,260,213	52,124,814	43,493,492
Effect of conversion of preferred stock	528	30,093	-
Effect of exercise of options	96,378	430,280	-
Effect of diluted securities - unvested shares	7,047,332	7,637,500	8,178,500
Weighted average number of common shares outstanding - Diluted	76,404,451	60,222,687	51,671,992

Earnings per share - Diluted	$0.48	$0.36	$0.39

At December 31, 2010, 2009 and 2008, the Company had outstanding warrants of 10,950,113, 6,825,113 and 2,592,945, respectively.  Warrants were excluded in the diluted earnings per share calculation as the stock market price is below warrants’ exercise price and were anti-dilutive for the years ended December 31, 2010, 2009 and 2008.

17. EQUITY PLACEMENTS

1)	2010 Financing Activity

On December 3, 2010 the Company sold 7,500,000 shares of common stock and 3,750,000 common stock purchase warrants (the “Warrants”) pursuant to a Securities Purchase Agreement made as of November 29, 2010. The purchasers were institutional funds.

The aggregate purchase price for the securities was $30,000,000. From the proceeds of the offering, the Company paid a fee of $1,500,000 to Rodman & Renshaw, LLC (“Rodman”), which acted as the placement agent for the offering. The Company will also reimburse Rodman for its out-of-pocket expenses, and issued to Rodman warrants to purchase 375,000 shares of common stock. Upon any exercise of Warrants issued in the offering that is solicited by Rodman, the Company will pay five percent of the exercise price to Rodman, subject to compliance with FINRA Rule 5110.  Offering costs totaling $1,528,500 are netted with proceeds received.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

17. EQUITY PLACEMENTS (Continued)

The Warrants will permit the holders to purchase up to 3,750,000 shares of common stock from the Company for a period of one year and one week at a price of $4.00 per share. The warrants to be issued to Rodman may be exercised for a price of $5.00 per share for a period of three years. Cashless exercise of either warrant is permitted only if there is no effective registration statement permitting resale of the common shares underlying the Warrants.

The Company has also determined that both the Investor Warrants and the Placement Agent Warrants issued in the 2010 Financing met the conditions for equity classification pursuant to ASC 815 “Derivatives and Hedging” and ASC 815-40 “Contracts in Entity’s Own Equity” and therefore have been classified as equity instruments on the consolidated balance sheet as of December 31, 2010.

Common stock outstanding as of December 31, 2010 totaled 76,424,639 shares.

2) Issuance of Preferred Stock

As of December 31, 2010, there were 2 shares of the preferred stock outstanding.  The shares have a liquidation preference of $1,000 each and are each convertible into 264 shares of common stock.

3) 2008 and 2009 Placements

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

17. EQUITY PLACEMENTS (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

17. EQUITY PLACEMENTS (Continued)

October 2009 Offering.

On October 5, 2009 the Company sold 4,592,145 shares of common stock and 1,377,644 common stock purchase warrants pursuant to a Securities Purchase Agreement made on September 30, 2009.  The aggregate purchase price for the securities was $19,000,001. Each Warrant will permit the holder to purchase one share of common stock from the Company for the price of $4.70 per share.  The Warrants will expire in five years from the date of the Agreement. The Company paid a fee of $950,000 to the Placement Agent for the offering.  The Company also reimbursed the Placement Agent for its out-of-pocket expenses, and issued to the Placement Agent warrants to purchase 229,608 shares of common stock with a term of five years and an exercise price of $5.17

Following is a summary of the status of warrants activities as of December 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	2,592,945	$5.51	3.58	$-
Issued	8,620,691	4.40	4.91	-
Exercised	(1,722,622)	3.91	-	-
Forfeited/Expired	(2,665,901)	3.85	-	-
Outstanding at December 31, 2009	6,825,113	$5.16	4.50	$-
Issued	4,125,000	4.09	1.12	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding at December 31, 2010	10,950,113	$4.75	2.30	$-

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
17. EQUITY PLACEMENTS (Continued)

4) Accounting for Warrants

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

August 2008 Offering.  The fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 73.06%, Risk free interest rate 3.27% for August 8, 2008 Placement and August, 15, 2008 Placement, and Expected term of 5 years. The fair value of those warrants at the grant date was calculated at $7,520,805.

June 2009 Offering.  The fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 91.50%; Risk free interest rate: 2.55% and 0.29% for Series A and Series B&C warrants, respectively with respect to June 1, 2009 issuance and  2.69% and 0.31% for Series A and Series B&C warrants, respectively with respect to June 15, 2009 issuance; Expected term: 5.5 years for Series A Warrant  and 0.5 years for Series B warrants. The fair value of those warrants at the grant date was calculated at $9,514,432.   In addition, 430,656 Series C Warrants, whose exercisability was contingent on exercise of Series B Warrants, vested  in December 2009. The fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 90.9%; Risk free interest rate: 2.24%, Expected term: 5.0 years. The fair value of those warrants at the grant date was calculated at $997,887.

October 2009 Offering.  The fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 89.08%; Risk free interest rate: 2.21%,; Expected term: 5.0 years. The fair value of those warrants at the grant date was calculated at $4,242,032.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

17. EQUITY PLACEMENTS (Continued)

The following table indicates the contributions to equity of each of the four securities offerings:

Offering	Net Proceeds	Warrants - Fair Value	Equity
August 2008	$20,356,481	$7,520,805	$12,835,676
June 2009	23,067,535	10,512,319	12,555,216
October 2009	18,017,350	4,242,032	13,775,318
December 2010	28,471,500	-	28,471,500

The fair value of outstanding warrants was $11,749,803 and $17,221,335 as of December 31, 2010 and 2009. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions:

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Volatility	74.92%	90.9%	82.6%
Risk free interest rate	2.01%	2.69%	1.72%
Expected term	2.66 – 4.00 years	3.66 - 5.00 years	4.61 years

The change in fair value of warrants was recorded as other loss or income for the years ended December 31, 2010, 2009 and 2008.

Stock Repurchase Program

On December 8, 2008, the Board of Directors approved a stock repurchase program. The Company repurchased 194,581 shares as treasury stock as of December 31, 2009.

18.  CONCENTRATION OF RISKS

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balances held in PRC bank accounts were $81,738,623 and $43,868,543 as of December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, the Company held $29,379,473 and $9,054,816 of cash balances within the United States of which $28,540,747 and $8,222,219 was in excess of FDIC insurance limits, respectively.

Four major customers accounted for approximately 24.3% of the net revenue for the year ended December 31, 2010, with the customers individually accounting for 6.9%, 6.8%, 5.3% and 5.2%, respectively. At December 31, 2010, the total receivable balance due from these customers was $2,338,250 representing 14.5% of total accounts receivable. Four major customers accounted for approximately 29.5% of the net revenue for the year ended December 31, 2009, with each customer individually accounting for 13.1%, 6.7%, 5.1% and 4.6%, respectively. At December 31, 2009, the total receivable balance due from these customers was $5,652,914, representing 34.8% of total accounts receivable. Four major customers accounted for 47.1% of the net revenue for the year ended December 31, 2008. At December 31, 2008, the total receivable balance due from these customers was $4,138,089, representing 28.1% of total accounts receivable.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

18.  CONCENTRATION OF RISKS(Continued)

Five major vendors provided approximately 42.2% of the Company’s purchases of raw materials for the year ended December 31, 2010, with the vendors individually accounting for 13.7%, 8.7%, 7.3%, 6.8%, and 5.7%, respectively. The Company’s accounts payable to these vendors was $1,150,973 as of December 31, 2010. Four major vendors provided approximately 33.1% of the Company’s purchases of raw materials for the year ended December 31, 2009, with each vendor individually accounting for 12.8%, 7.7%, 7.5% and 5.2%, respectively. The Company’s accounts payable to these vendors was $0 as of December 31, 2009, representing 0% of total accounts payable. Four vendors provided around 55.6% of the Company’s purchase of raw materials for the year ended December 31, 2008, with each vendor individually accounting for 20.5%, 12.8%, 11.8% and 10.5%, respectively. The Company’s accounts payable to these vendors was $70,408 as of December 31, 2008.

19.  LITIGATION

Sui-yang Huang VS. ABAT

On September 30, 2009, the Company was named as a defendant in an action filed in the United States District Court for the Southern District of New York (the “U.S. District Court”).  The action, brought by the Company’s former Chief Technological Officer, Mr. Sui-yang Huang, alleges that based on his employment contract, he should have been paid certain additional stock-based benefits by November 30, 2008; in an Amended Complaint filed in November 2009, Mr. Huang also purported to state ancillary quasi-contract and tort claims related to his contract claim and his eventual dismissal from the Company.  Mr. Huang’s Amended Complaint demanded between approximately $1.25 and $5 million in compensatory damages, plus an unspecified amount of punitive and other damages. The Company believes that all of Mr. Huang’s claims are without merit.

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

Thereafter, on August 9, 2010 Mr. Huang refiled part, but, not all, of his claims in the People’s Court of Bao’an District, Shenzhen (the “Chinese Trial Court”).  The Chinese Trial Court ultimately refused to accept the case, holding that since the Company is incorporated in the United States (and, specifically, in New York), it was not subject to the jurisdiction of that Court.  Huang appealed, but the appeal was dismissed and the original decision of the Chinese Trial Court was affirmed.  The case was thereafter sent back to the U.S. District Court from China.  In March 2011 the United States District Court denied Mr. Huang’s request to reinstate the case in New York, finding that jurisdiction remains available in China.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

19.  LITIGATION (Continued)

SFG VS. ABAT

In September 2008, Susquehanna Financial Group, LLLP (“SFG”) commenced an action against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania.  SFG alleges that it was a party to two contracts with the Company, pursuant to which SFG alleges that it was entitled to serve as financial advisor with respect to any offering of securities by the Company completed prior to March 2009.  SFG alleges that the Company failed to afford SFG the opportunity to serve as its financial advisor in connection with the private placement by the Company in August 2008.  SFG alleges that it is entitled to damages in the amount of $1,359,872 and a warrant to purchase 81,882 share of the Company’s common stock exercisable at $8.00 per share.  The Company has answered the complaint and denied that SFG was entitled to serve as financial advisor in connection with the August 2008 private placement by reason of the fact that SFG had terminated its agreements with the Company and had waived any continuing rights under the contracts, and had acted in bad faith in connection with the services it undertook to perform for the Company. The Parties are currently in the midst of the discovery process.  Once discovery is complete, the Court will issue a schedule for the trial date.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

20. COMMITMENTS AND CONTINGENCIES (Continued)

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2010.  As of December 31, 2010, the Company made a total down payment of $2,307,350 on those long-term assets. Additionally, the Company entered into several contracts and already made payment of $13,152,110 for ongoing construction projects. The Company still has the commitment to pay the remaining contract amount of $4.64 million in 2011.

The Company entered into a lease agreement with Pantheon Realty, Inc. to lease its prior administrative office.  Under the agreement, the Company is obligated to pay $4,000 monthly from June 1, 2009 to May 31, 2011.  The Company entered into another lease agreement with 15 W 39 th  St. NY LLC to lease its administrative office in New York City from June 1, 2009 to May 31, 2012. Under the agreement, the Company is obligated to pay $8,000, $8,200 and $8,405 monthly for the first, second and third year, respectively.

21.  RELATED PARTY TRANSACTIONS

In July 2009, the Company signed a lease agreement with the Chairman of the Company, Mr Zhiguo Fu, to lease a house owned by Mr. Fu for the purpose of accommodating the frequent travel lodging needs for the Company’s employees in China traveling to the U.S. The monthly rent is $4,000 and the lease will expire in three years.

Rental expense under the lease agreement for the US office and the lease from the Chairman for each year is as follows:

For the years ending December 31,	Third Party Lease	Related Party Lease	Total
2011	$99,835	$48,000	$147,835
2012	42,025	24,000	66,025
	$141,860	$72,000	$213,860

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

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

For the Year Ended December 31, 2010	Batteries	Electric Vehicles	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	$59,366,331	$49,199,892	$-	$(11,437,555)	$97,128,668
Interest Income (expense)	178,823	3,200	180,325	-	362,348
Depreciation and Amortization	1,528,921	1,684,996	52,505	849,790	4,116,212
Segment assets	131,079,212	58,867,540	178,113,198	(140,461,480)	227,598,470
Segment net income (loss) before tax	27,523,123	15,745,758	1,544,890	(872,880)	43,940,891

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
22.  SEGMENT INFORMATION (Continued)

Reconciliation of segment incomes to consolidated incomes	For the Year Ended December 31, 2010
Total segment income (Operating entities)	$43,268,881
Total segment income (Non-operating entities) (1)	1,544,890
Elimination of intersegment profits	(872, 880)
Consolidated income before income taxes	43,940,891

Reconciliation of segment assets to consolidated assets	As of December 31, 2010

Total segment net assets (Operating entities)	$189,946,752
Total segment net assets (Non-operating entities) (2)	178,113,198
Elimination of intersegment receivables	(148,745,044)
Increased asset value not allocated to segments	8,283,564
Consolidated assets	227,598,470

For the Year Ended December 31, 2009 (Restated)	Batteries	Electric Vehicles	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	48,271,642	20,329,896	-	(5,039,613)	63,561,925
Interest Income (expense)	92,818	(496,125)	192,985		(210,322)
Depreciation and Amortization	1,036,771	1,017,986	12,694	562,192	2,629,643
Segment assets	91,031,626	45,311,073	110,465,225	(88,981,570)	157,826,354
Segment net income (loss) before tax	22,114,711	(203,897)	(3,675,721)	9,357,144	27,592,238

Reconciliation of segment incomes to consolidated incomes	For the Year Ended December 31, 2009
(Restated)

Total segment income (Operating entities)	21,910,815
Total segment income (Non-operating entities)	(3,675,721)
Elimination of intersegment profits	711,868
Gain on bargain purchase	8,645,276
Consolidated income before income taxes	27,592,238

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

22.  SEGMENT INFORMATION (Continued)

Reconciliation of segment assets to consolidated assets	As of December 31, 2009

Total segment net assets(Operating entities)	136,342,699
Total segment net assets (Non-operating entities)	110,465,225
Elimination of intersegment receivables	(98,114,925)
Increased asset value not allocated to segments	9,133,355
Consolidated assets	157,826,354

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

23. DISCLOSURE OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Financial information – 2010

The table below summarizes the quarterly financial information for 2010.

Year 2010	March 31	June 30	September 30	December 31

Revenues	$19,549,017	$22,835,358	$25,930,885	$28,813,408
Gross profits	9,615,701	11,039,218	13,760,826	11,481,144
Operating income	6,999,752	9,046,388	12,019,672	9.783.652
Other income (expenses) - Gain on bargain purchase	-	-	-	-
Other income (expenses) - Change in fair value of warrants	1,205,874	4,191,406	(128,176)	202,427
Income tax - current	747,152	810,875	902,558	5.190.276
Income tax - deferred	-	-	-	(436,288)
Net income	7,524,573	12,510,240	11,127,394	5.564.111

Income per share - basic	$0.12	$0.20	$0.18	$0.08
Income per share - diluted	$0.11	$0.18	$0.16	$0.07

Outstanding shares - basic	61,538,798	61,549,661	62,587,469	71,204,530
Outstanding shares - diluted	68,694,761	68,661,790	69,723,408	78,362,071

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

Quarterly Financial information – 2009

The table below summarizes the quarterly financial information for 2009.

Year 2009	March 31	June 30	September 30	December 31
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues	$10,685,737	$13,771,583	$17,714,278	$21,390,327
Gross profits	5,034,548	6,312,983	7,627,050	9,417,866
Operating income	4,138,230	3,648,476	5,244,112	5,123,159
Other income (expenses) - Gain on bargain purchase	-	8,645,276	-	-
Other income (expenses) - Change in fair value of warrants	464,686	(4,976,178)	269,943	4,908,389
Income tax - current	602,482	681,211	726,337	754,309
Income tax - deferred	-	3,025,847	-	-
Net income	4,064,983	3,456,341	5,086,020	9,194,708

Income per share - basic	$0.09	$0.07	$0.10	$0.15
Income per share - diluted	$0.07	$0.06	$0.08	$0.14

Outstanding shares - basic	47,055,374	48,901,584	52,970,305	59,390,317
Outstanding shares - diluted	54,692,784	58,056,619	61,342,040	67,368,345

24. RESTATEMENT - 2009 and 2008

 Restatements

We have restated the consolidated financial statements for the years ended December 31, 2009 and 2008, and for the quarters ended September 30, 2008, March 31, 2009, June 30, 2009 and September 30, 2009.   The reasons for the restatements are :

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

24. RESTATEMENT - 2009 and 2008 (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

24. RESTATEMENT - 2009 and 2008 (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

24. RESTATEMENT - 2009 and 2008 (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

24. RESTATEMENT - 2009 and 2008 (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

24. RESTATEMENT - 2009 and 2008 (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

24. RESTATEMENT - 2009 and 2008 (Continued)

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
25. SUBSEQUENT EVENT

Acquisition of Shenzhen Zhongqiang New Energy Science & Technology Co., Ltd

On January 6, 2011, the Company, through its subsidiary, Harbin ZQPT, acquired all of the assets of Shenzhen Zhongqiang New Energy Science & Technology Co., Ltd. (“Shenzhen Zhongqiang”). In exchange for the assets of Shenzhen Zhongqiang, Harbin ZQPT will pay to Shenzhen Zhongqiang 135,000,000 Renminbi (approximately $20 million), of which 91,250,000 Renminbi are being used to satisfy the liabilities of Shenzhen Zhongqiang. The initial payment in addition to a deposit of previously paid, totaled $11,721,468, or 77,500,000 Renminbi has already been completed, and is recorded as deposit for investment as of December 31, 2010. The remaining balance has been paid subsequent to year end.

Acquisition of Land Use Right and Buildings

On January 5, 2010, Cashtech Investment Limited, which is a subsidiary of the Company and Dongguan Qianshun Hardware, Inc. entered into a Land Use Right and Buildings Purchase Contract (the “Contract”). The Contract provides that Cashtech will purchase from Dongguan Qianshun Hardware, Inc. the land and buildings at 3 Middle, Qingxi Town, Dongguan City, Guangdong Province, China. The buildings consist of four industrial facilities with a total of 36,468 square meters of floor space, an office building with 5246 square meters, three dormitories with a total of 14,710 square meters, and a power supply facility, and the associated land use right. The purchase price will be approximately $26,619,000, or 176 million Renminbi. The Company is in the process of transferring the land use right and buildings.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.            CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.  The weaknesses in the Company’s controls and procedures consisted of (a) a lack of expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department, which has resulted in errors in accounting that necessitated a restatement of our financial statements for 2008 and 2009 and (b) inadequate review by management personnel of the Company’s reports prior to filing, which resulted in errors in prior filings that necessitated the filing of amendments to the 2009 Annual Report and the Quarterly Report for the quarter ended September 30, 2010.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report.  During that period the Company engaged an independent consulting firm to assist in the preparation of the Company’s financial statements.  The Company’s management believes that the addition of these experts in accounting and disclosure practice to the personnel previously responsible for our financial disclosure will produce a material improvement in the Company’s internal control over financial reporting.

(c)           Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  The weaknesses in the Company’s controls and procedures consisted of (a) a lack of expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department, which has resulted in errors in accounting that necessitated a restatement of our financial statements for 2008 and 2009 and (b) inadequate review by management personnel of the Company’s reports prior to filing, which resulted in errors in prior filings that necessitated the filing of amendments to the 2009 Annual Report and the Quarterly Report for the quarter ended September 30, 2010.  Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2010.

This annual report contains an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  The attestation report is included in the opinion of the registered independent public accounting firm set forth in Item 8 of this report.

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zhiguo Fu	61	Chairman, Chief Executive Officer	2004
Guohua Wan	58	Director, Chief Financial Officer	2004
Guopeng Gao	38	Director	2005
Hongjun Si	35	Director	2005
Liqui Bai	41	Director	2005
John McFadden	67	Director	2007
Ning Li	57	Director	2007
Shaoqiu Xia	64	Director	2007
Shiyan Yang	48	Director	2007
Cosimo J. Patti	61	Director	2007
Chi Quan Xue	67	Director	2010
Dan Chang	36	Senior Vice President	--

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

Chi Quan Xue.  Mr. Chi was appointed to the Board of Advanced Battery Technologies to contribute his expertise in finance acquired through over 40 years of experience in the Chinese banking industry.  Since 2004 Mr. Chi has been a private consultant to Chinese companies seeking access to overseas capital markets.  From 1998 to 2004 Mr. Chi was employed as President of the Heilongjiang Province branch of the Country Development Bank.  From 1990 to 1998 Mr. Chi was employed as President of the Heilongjiang Province branch of the China Investment Bank.  Previously Mr. Chi served in executive positions with the China Construction Bank.  Mr. Chi graduated in 1964 from the Heilongjiang Province College of Finance.

Dan Chang.  Mr. Chang joined Advanced Battery Technologies in 2009 as Senior Vice President.  During the two years prior to joining Advanced Battery Technologies, Mr. Chang was employed as Senior Vice President of China Natural Gas, Inc., a natural gas distributor listed on the NASDAQ.  Prior to joining China Natural Gas, Inc., Mr. Chang was engaged in pursuing a master’s degree in accountancy.  From 2000 to 2004 Mr. Chang was employed with the investment banking groups of two firms located in Taipei, rising to the position of Associate Manager at the second location, Taiwan Securities Group.  Mr. Chang was awarded a masters degree in accountancy by Pace University (New York) in 2006.  In 1998 Mr. Chang was awarded a masters in business administration by the National Cheng-Chi University in Taiwan.

Audit Committee; Compensation Committee; Nominating Committee

We have certain standing committees of the Board, each of which is described below.

The Audit Committee consists of John J. McFadden, Cosimo J. Patti and Chi Quan Xue.  Mr. McFadden serves as the chairman of the Audit Committee.  The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Audit Committee oversees our accounting and financial reporting processes and procedures, reviews the scope and procedures of the internal audit function, appoints our independent registered public accounting firm and is responsible for the oversight of its work and the review of the results of its independent audits.  The Audit Committee met once during 2010.

The Board of Directors has determined that John J. McFadden, who serves as Chairman of the Audit Committee, is an audit committee financial expert by reason of his experience in corporate finance and investment banking.  Mr. McFadden is an independent director, within the definition of that term applicable to issuers listed on the NASDAQ Stock Market.

The Compensation Committee consists of Cosimo J. Patti, John J. McFadden and Shaoqiu Xia.  Mr. Patti serves as chairman of the Compensation Committee.  The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Compensation Committee oversees the Company’s policies regarding compensation and benefits, evaluates the performance of the Company’s executive officers, reviews and approves the compensation of the Company’s executive officers, and sets the compensation for members of the Board of Directors.  The Compensation Committee met two times during 2010.

The Nominating and Corporate Governance Committee consists of Chi Quan Xue, Shiyan Yang and Ning Li.  Mr. Chi serves as chairman of the Nominating and Corporate Governance Committee.  The Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Nominating and Corporate Governance Committee makes recommendations to the Board regarding nominees to be submitted to our shareholders for election at each annual meeting of shareholders, selects candidates for consideration by the full Board to fill any vacancies on the Board, and oversees all of our corporate governance matters.  The Nominating and Corporate Governance Committee met two times during 2010.

Procedure for Nominating or Recommending for Nomination Candidates for Director

There have been no changes to the procedures by which the shareholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on September 13, 2010 for its Annual Meeting of Shareholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Except as noted below, to the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during fiscal 2010, all Section 16(a) filing requirements applicable to the Directors, executive officers and greater than 10% shareholders were satisfied, except that none of the members of the Board of Directors other than Zhiguo Fu and John McFadden have filed initial reports on Form 3.

ITEM 11.             EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

 Oversight of Our Executive Compensation Program

The Compensation Committee oversees the compensation of our “Named Executive Officers” (currently, Zhiguo Fu, Guohua Wan and Dan Chang), and is composed entirely of independent Directors as defined under the listing standards of NASDAQ. The Compensation Committee is responsible for reviewing, approving and evaluating the Chief Executive Officer’s performance in light of the goals and objectives of the Company. It also makes compensation recommendations with respect to our other executive officers, including approval of awards for incentive compensation and equity-based plans. The Compensation Committee administers all of our stock-based and other incentive compensation plans. The committee also assists the Board of Directors in developing succession planning for our executive officers.

 Objectives of Our Compensation Program

Our compensation program is designed to attract, motivate and retain key leaders and to align the long-term interests of the named executive officers with those of our shareholders. For most of our history, the compensation paid to the named executive officers has been based on prevailing compensation norms in the PRC.  During 2010, the Compensation Committee reviewed the Company’s executive compensation practices with a view to enabling the Company to better attract qualified executives in the United States.  Effective on January 1, 2011, the Compensation Committee increased the salaries of our Named Executive Officers to a level more appropriate for executives of a U.S. public company, albeit one with its operations n the PRC:

Executive	Office	2010 Salary	2011 Salary
Zhiguo Fu	C.E.O.	$250,000	$350,000
Guohua Wan	C.F.O.	$100,000	$150,000
Dan Chang	Senior V.P.	$ 80,000	$120,000

The Compensation Committee is currently reviewing the stock-based compensation practices of the Company, and expects to adopt a comprehensive stock-based compensation program during 2011 for the purpose of enhancing the Company’s ability to attract and retain senior executives.

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

 Our Compensation Program for Our Chief Executive Officer

The Company has paid to our Chief Executive Officer cash compensation of $250,000 during 2010, $225,000 during 2009 and $77,500 in each of the prior two years.  Effective on January 1, 2009, the Compensation Committee awarded Mr. Fu a nonqualified option to purchase 300,000 shares of common stock at the market price on that date.  The Company has not delivered any other compensation or benefits to Mr. Fu during the past three years.

Potential Post-Termination Benefits for our Chief Executive Officer

The Company has not adopted any provisions regarding the payment of post-termination benefits or severance pay to Zhiguo Fu.

 The Company’s Compensation Program for Named Executive Officers Other Than Our Chief Executive Officer

The compensation paid to our Named Executive Officers other than our Chief Executive Officer - i.e. currently, Guohua Wan and Dan Chang - is reviewed and determined by the Compensation Committee on an annual basis. The Compensation Committee may also review an executive officer’s compensation if that executive officer is promoted or experiences a change in responsibilities.

Each of the Named Executive Officers reports directly to our Chief Executive Officer who supervises their day to day performance.   Our Chief Executive Officer annually reviews our executive compensation program (other than for himself) and makes compensation recommendations to the Compensation Committee.  The Compensation Committee strongly considers the recommendations of the Chief Executive Officer in making its decisions and any recommendations to the Board of Directors with respect to non-CEO compensation, incentive compensation plans and equity-based plans that are required to be submitted to the Board.

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

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed with management the Compensation Discussion and Analysis for 2010 to be included in this Annual Report on Form 10-K.  Based on its review and discussion referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report.

Members of the Compensation Committee:
Cosimo Patti, Chairman
John McFadden
Shaoqui Xia
COMPENSATION ARRANGEMENTS

Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid by Advanced Battery Technologies and its subsidiaries to its Named Executive Officers for services rendered in all capacities to the Company during the years ended December 31, 2010, 2009 and 2008, except that Mr. Chang did not become a Named Executive Officer until 2010.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2010 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Zhiguo Fu	2010	$250,000	--	--	--	--	$250,000
	2009	$225,000	--	$686,171(1)	--	--	$911,171
	2008	$ 77,500	--	--	--	--	$ 77,500
Guohua Wan	2010	$100,000	--	--	--	--	$100,000
	2009	$ 50,000	--	91,490(1)	--	--	$141,490
	2008	$ 8,636	--	--	--	--	$ 8,636
Dan Chang	2010	$ 80,000	--	$ 75,400	--	--	$155,400
_____________
(1)	Represents the fair value of options for 300,000 shares (Zhiguo Fu) and 40,000 shares (Guohua Wan) granted as of January 1, 2009.

Employment Agreements

Zhiguo Fu and Guohua Wan are employed on an at-will basis.  Dan Chang has an employment agreement with the Company that expires on March 30, 2011.  Mr. Chang will continue to be employed past that date on an at will basis.  Mr. Chang’s agreement with the Company currently provides that Mr. Chang will serve as Senior Vice President - Finance, and will be paid a salary of $80,000 per year (subsequently raised to $120,000) and will receive 20,000 shares of common stock per year, which will vest on September 23 of the year of issue.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Named Executive Officers during the year ended December 31, 2010.  No other equity grants were made to the named executive officers during 2010.

Option Grants in the Last Fiscal Year

	Grant Date	Date of Action by the Compensation Committee	Estimated Future Payout Under Equity Incentive Plan Awards (Maximum)(#)	Exercise or Base Price of Option Awards	Closing Price on Grant Date	Grant Date Fair Value of Option Award
Zhiguo Fu	--	--	--	--	--	--
Guohua Wan	--	--	--	--	--	--
Dan Chang	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2010 and held by them at December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Zhiguo Fu	300,000(1)	--	300,000(1)	2.66	12/15/13
Guohua Wan	40,000(1)	--	40,000(1)	2.66	12/15/18
Dan Chang	--	--	--	--	--
-----------------------
(1)	The options held by Zhiguo Fu and Guohua Wan vested on January 1, 2010.

Remuneration of Directors

The Board has agreed that it will pay John McFadden a fee of $3,000 per month and Cosimo J.  Patti a fee of $2,500 per month.  The Board has also agreed to issue to each of Mr. McFadden and Mr.  Patti, upon commencement of his service and on each anniversary of his commencement date, common shares with a market value of $30,000.  During 2010 the Board issued 7,807 shares of common stock to Mr. McFadden and 7,801 shares of common stock to Mr. Patti.

The following table summarizes the total compensation earned by all non-employee Directors during 2010:

Director Summary Compensation for 2009
Name	Fee Earned or Paid in Cash($)	All Other Compensation ($)	Total ($)
John McFadden	30,000	30,000(1)	60,000
Ning Li	1,500	--	1,500
Shaoqui Xia	1,500	--	1,500
Shiyan Yang	1,500	--	1,500
Cosimo Patti	27,000	30,000(1)	57,000
Chi Quan Xue	1,500	--	1,500
_____________
(1)   Represents the market value of shares of common stock issued, on the date of issuance.

 In addition to the amounts shown above, non-employee Board members received reimbursement for travel and lodging expenses incurred while attending Board and committee meetings and Board-related activities, such as visits to Company locations.

There were no outstanding options or other equity awards at year-end 2010 for non-employee Directors.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Our Named Executive Officers;

•	each of our directors; and

•	all directors and executive officers as a group.

There are 76,440,434 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Zhiguo Fu	9,149,730(2)	11.9%
Guohua Wan	110,000(2)	0.1%
Guopeng Gao	70,000	0.1%
Hongjun Si	60,000	0.1%
Liqui Bai	30,000	0.1%
John McFadden	44,608	0.1%
Ning Li	--	--
Shaoqiu Xia	--	--
Shiyan Yang	--	--
Cosimo J. Patti	40,603	0.1%
Chi Quan Xue	--	--
Dan Chang	20,000	0.1%
All officers and directors (12 persons)	9,524,941(2)	12.4%
Blackrock, Inc. 40 East 52md Street New York, NY 10022	3,989,984(3)	5.2%
_____________
(1)	Except as otherwise indicated below, the address of the beneficial owner is c/o Advanced Battery Technologies, Inc., 15 West 39th Street, Suite 14A, New York, NY 10018.

(2)	Includes shares subject to stock options that are exercisable within 60 days of the date of this report as follows:

Name of Beneficial Owner	Options (#)
Zhiguo Fu	300,000
Guohua Wan	40,000

(3)
The amount shown and the following information is derived from the Schedule 13G filed by Blackrock, Inc. on February 3, 2011.  Blackrock, Inc. has voting and dispositive control over all 3,989,984 shares by reason of ownership of subsidiaries, none of which own more than 5% of the outstanding common stock of Advanced Battery Technologies, Inc.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In July 2009, the Company signed a lease agreement with the Chairman of the Company, Mr Zhiguo Fu, to lease a house owned by Mr. Fu in the United States for the purpose of accommodating the frequent travel lodging needs for the Company’s employees in China traveling to U.S. The monthly rent is $4,000 and the lease will expire in three years.  Otherwise, there were no material related party transactions between the Company and any of its officers or directors during 2010

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  John McFadden, Ning Li, Shaoqiu Xia, Shiyan Yang, Cosimo J. Patti and Chi Quan Xue.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 14, 2010 the Company engaged EFP Rotenberg LLP as its independent registered public accounting firm, to replace Friedman LLP, which had previously served in that position.

Audit Fees

EFP Rotenberg LLP billed $86,000 to the Company for professional services rendered for the audit of fiscal 2010 financial statements.  Freidman LLP billed $265,000 to the Company for professional services rendered for the audit of fiscal 2009 financial statements and review of the financial statements included in the fiscal 2009 10-Q filings.

Audit-Related Fees

EFP Rotenberg LLP billed $0 to the Company during 2010 for assurance and related services that are reasonably related to the performance of the 2010 audit or review of the quarterly financial statements.  Freidman LLP billed $0 to the Company during 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.

Tax Fees

EFP Rotenberg LLP billed $0 to the Company during 2010 for professional services rendered for tax compliance, tax advice and tax planning.  Freidman LLP billed $0 to the Company during 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

EFP Rotenberg billed $0 to the Company in 2010 for services not described above.  Freidman LLP billed $0 to the Company in 2009 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by EFP Rotenber LLP or Freidman LLP.

Subcontracted Services

All work on EFP Rotenberg LLP’s engagement to audit the Company’s financial statements for 2010 was performed by full-time permanent employees of EFP Rotenberg LLP.

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm - EFP Rotenberg LLP

Report of Independent Registered Public Accounting Firm - Friedman LLP

Report of Independent Registered Public Accounting Firm - Bagell, Josephs, Levine & Company, L.L.C.

Consolidated Balance Sheet - December 31, 2010 and 2009

Consolidated Statements of Income and Other Comprehensive Income – Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008

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

4-d
Form of Common Stock Greenshoe Warrant issued on December 3, 2010 - filed as an exhibit to the Company's Current Report on Form 8-K dated December 3, 2010 and filed on December 3, 2010, and incorporated herein by reference.

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

10-d
Land Use Right and Buildings Purchase Contract dated January 5, 2011 between Cashtech Investment Limited and Dongguan Qianshun Hardware, Inc. - filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 2011 and filed on January 7, 2011, and incorporated herein by reference.

14.
Advanced Battery Technologies, Inc. Employee Code of Business Conduct and Ethics - filed as an exhibit to the Company's Current Report on Form 8-K dated August 2, 2007 and filed on August 9, 2007, and incorporated herein by reference.

21	Subsidiaries – Cashtech Investment Limited
Harbin ZhongQiang Power-Tech Co., Ltd.

23.1	Consent of EFP Rotenberg LLP

23.2	Consent of Friedman LLP

31.1	Rule 13a-14(a) Certification - CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Battery Technologies, Inc.

By: /s/ Zhiguo Fu
Zhiguo Fu, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 16, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhiguo Fu
Zhiguo Fu, Director,
Chief Executive Officer

/s/ Guohua Wan
Guohua Wan,
Chief Financial and Chief
Accounting Officer, Director

/s/ Guopeng Gao
Guopeng Gao, Director

/s/ Hongjun Si
Hongjun Si, Director

/s/ Liqui Bai
Liqui Bai, Director

/s/ John McFadden
John McFadden, Director

/s/ Ning Li
Ning Li, Director

/s/ Shaoqiu Xia
Shaoqiu Xia, Director

/s/ Shiyan Yang
Shiyan Yang, Director

/s/ Cosimo J. Patti
Cosimo J. Patti, Director

/s/ Chi Yuan Xue
Chi Yuan Xue, Director