Form 10-Q
period 2011-03-31
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2011-05-11
CIK 745651

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File No. 1-33726

ADVANCED BATTERY TECHNOLOGIES, INC.
(Name of Registrant in its Charter)

Delaware	22-2497491
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 11, 2011
Common Voting Stock: 76,619,220

ADVANCED BATTERY TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$86,449,459	$111,128,070
Accounts receivable, net	18,676,099	16,084,366
Inventories, net	6,896,066	5,224,553
Loan receivable	1,600,000	1,600,000
Other receivables	385,360	272,888
Advance to suppliers, net	4,473,835	4,015,313
Deferred tax asset	450,144	447,305
Total Current Assets	118,930,963	138,772,495

Property, plant and equipment, net	95,085,044	57,452,244

Other Assets:
Investment in unconsolidated entity	764,896	776,860
Deposit for investment	-	11,721,468
Deposit for property, plant and equipment	-	2,307,350
Intangible assets, net	13,880,980	13,957,505
Goodwill	5,711,304	2,566,337
Other assets	64,836	44,211
Total Other Assets	20,422,016	31,373,731

TOTAL ASSETS	$234,438,023	$227,598,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,067,062	$1,282,410
Advances from customers	42,140	10,074
Accrued expenses and other payables	1,265,217	441,220
Tax payable	1,520,051	5,887,027
Total Current Liabilities	4,894,470	7,620,731

Long term liabilities:
Deferred tax liability	3,025,847	3,025,847
Warrant liability	2,729,984	11,749,803
Total Liabilities	10,650,301	22,396,381

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 face value; 5,000,000 shares authorized; 2 shares issued and 2 shares outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 76,619,220 shares issued and 76,424,639 shares outstanding as of March 31, 2011 and December 31, 2010	76,619	76,619
Additional paid-in capital	100,645,717	100,198,536
Accumulated other comprehensive income	12,583,438	11,414,192
Retained earnings	110,981,438	94,012,232
Less: Cost of treasury stock (194,581 shares as of March 31, 2011 and December 31, 2010)	(499,490)	(499,490)
Total Stockholders' Equity	223,787,722	205,202,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$234,438,023	$227,598,470

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
 COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
Revenue	$28,641,735	$19,549,017

Cost of Goods Sold	16,808,170	9,933,316

Gross Profit	11,833,565	9,615,701

Operating Expenses

Research & Development expenses	118,980	-
Selling, general and administrative expenses	1,911,458	2,615,949

Operating income	9,803,127	6,999,752

Other Income (Expenses)
Interest income	107,219	107,198
Interest (expense)	-	(39,660)
Equity (loss) from unconsolidated entity	(11,964)	(1,439)
Other income	(4,445)	-
Change in fair value of warrants	9,019,819	1,205,874

Total other income	9,110,629	1,271,973

Income before Income Taxes	18,913,756	8,271,725

Provision for Income Taxes
Income tax - Current	1,944,550	747,152
Income tax - Deferred	-	-

Net Income	$16,969,206	$7,524,573

Other Comprehensive Income
Foreign currency translation adjustment	1,169,246	419,585

Comprehensive Income	$18,138,452	$7,944,158

Earnings per share
Basic	$0.22	$0.12
Diluted	$0.20	$0.11

Weighted average number of common shares outstanding
Basic	76,424,639	61,538,798
Diluted	83,281,092	68,694,761

The accompanying notes are an integral part of condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$16,969,206	7,524,573
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,165,931	1,142,360
Amortization of deferred consulting expenses	29,094	29,094
Amortization of stock-based compensation expense	418,087	386,498
Equity loss of unconsolidated entity	11,964	1,439
Provision for doubtful accounts and inventory valuation allowance	-	478,549
Change in fair value of warrants	(9,019,819)	(1,205,874)
Changes in operating assets and liabilities:
Accounts receivable, net	866,964	11,639
Inventories, net	224,662	(1,478,361)
Other receivables and other assets	(132,407)	306,784
Advance to suppliers	(340,702)	-
Accounts payable, accrued expenses and other payables	(1,274,060)	(306,070)
Advances from customer	31,908	-
Tax payable	(4,355,058)	-

Net Cash Provided By Operating Activities	4,595,770	6,890,630

Cash Flows from Investing Activities:
Deposit for property, plant and equipment	-	(184,284)
Purchase of property, plant and equipment	(26,122,131)	(720,245)
Cash acquired from business combination	52,434	-
Acquisition of subsidiary	(3,604,274)	-
Acquisition of intangible assets	(48,240)	-

Net Cash (Used in) Investing Activities	(29,722,211)	(904,529)

Cash Flows from Financing Activities:
Repayment of bank loan	-	(2,930,000)

Net Cash Provided By Financing Activities	-	(2,930,000)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	447,830	122,606

Increase in cash and cash equivalents	(24,678,611)	3,178,707

Cash and Cash Equivalents - Beginning of period	111,128,070	52,923,358

Cash and Cash Equivalents - End of period	$86,449,459	56,102,065

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$-	47,324
Income taxes	$4,113,560	787,152

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for stock-based compensation		$72,030

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

1. ORGANIZATION AND BASIS OF PRESENTATION

Advanced Battery Technologies, Inc. ("ABAT" or the "Company") was incorporated in the State of Delaware on January 16, 1984.

On May 6, 2004, the Company completed a share exchange (the "Exchange") with the shareholders of Cashtech Investment Limited (“Cashtech”), a British Virgin Islands Corporation, who, at the time, owned 70% interest of Harbin Zhong Qiang Power-Tech Co., Ltd. (“Harbin ZQPT”), a limited liability company established in the People’s Republic of China (the “PRC”). As result of this share exchange transaction, there was change of control in the Company as the shareholders of Cashtech became the majority shareholders of the Company.  The transaction had been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, Cashtech was treated as the continuing entity for accounting purposes.

On January 6, 2006, the minority shareholders of Harbin ZQPT transferred the remaining 30% of their interests in Harbin ZQPT to Cashtech in exchange for 11,780,594 shares of the Company’s Common Stock. As result of this transfer, Cashtech now owns 100% of the capital stock of Harbin ZQPT.

On May 4, 2009, the Company acquired 100% interest of Wuxi Angell Autocycle Co., Ltd. (“Wuxi ZQ”).

On January 6, 2011, the Company, through its wholly own subsidiary, Harbin ZQPT, acquired all of the assets of Shenzhen Zhongqiang New Energy Science & Technology Co. Ltd. (“Shenzhen ZQ”).

On August 20, 2002, Heilongjiang Zhongqiang Power-Tech Co., Ltd (“HLJ ZQPT”), was incorporated under the laws of the PRC.  HLJ ZQPT is owned by our Chairman, Mr. Fu, and other individuals but controlled by Harbin ZQPT through a series of contractual arrangements that transferred all of the benefits and all of the responsibilities for the operations of HLJ ZQPT to Harbin ZQPT. During 2009 HLJ ZQPT also transferred to Harbin ZQPT all of its rights in the real property on which HLJ carries on its operations.  The Company is in the process of transferring all of the other assets of HLJ ZQPT to Harbin ZQPT, but has not yet obtained all of the necessary government approvals.  Harbin ZQPT accounts for HLJ ZQPT as a Variable Interest Entity (“VIE”) under ASC 810 “Consolidation.” Accordingly, Harbin ZQPT consolidates HLJ ZQPT’s results, assets and liabilities.

The Company is engaged in design, manufacture and distribution of rechargeable polymer lithium-ion batteries and electric vehicles through its wholly owned subsidiaries, Cashtech, Harbin ZQPT, Wuxi ZQ and the VIE, HLJ ZQPT. The Company’s main operations are located in the PRC.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at March 31, 2011 and for the three months ended March 31, 2011 and 2010 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company follows the same accounting policies in the preparation of interim reports.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cashtech Inc., Harbin ZQPT, Wuxi ZQ and the VIE, HLJ ZQPT.  All significant inter-company balances and transactions have been eliminated in consolidation.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

The carrying amount and classification of Heilongjiang ZQPT’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31, 2011	December 31, 2010
	(unaudited)

Total current assets*	$66,307,935	$83,649,753
Total assets*	120,961,196	133,306,312
Total current liabilities**	13,651,262	32,396,351
Total liabilities**	13,651,262	32,396,351
_______________
* Including intercompany accounts of $9,797,098 and $7,314,032 as at March 31, 2011 and December 31, 2010 that are eliminated in consolidation.

** Including intercompany accounts of $12,263,166 and $30,788,579 as at March 31, 2011 and December 31, 2010 that are eliminated in consolidation.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, accrued expenses and other payables, approximate their fair market value due to the short-term nature of these instruments. The Company uses Level 3 method to measure fair value of its warrant liability.  See Note 17 for disclosure of the inputs and valuation techniques used to measure the fair value of the warrant liability.  During the three months ended March 31, 2011 and 2010, the Company’s warrant liability accounts changed as follows:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)

Beginning balance	$11,749,801	$17,221,335
Issuance of warrants	-	-
Exercise of warrants	-	-
Change in fair value of warrants included in earnings*	(9,019,819)	(1,205,874)
Ending balance	$2,729,982	$16,015,461
_______________ * Reported on Consolidated Statements of Income and Other Comprehensive Income: Other Income (Expenses): Change in Fair Value of Warrants.

The Company did not identify any other assets or liabilities that are required to be re-measured at fair value at a recurring basis in accordance with ASC 820.

Risk of losses

The Company is exposed to potential risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  The Company would recognize the potential losses and make the related accruals if: (i) information is available and indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated.  As of March 31, 2011 and December 31, 2010, the Company is not aware of any potential losses that need to be accrued on the financial statements.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance. The allowance for accounts receivable is $67,819 and $67,392 as of March 31, 2011 and December 31, 2010, respectively.

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

The Company has considered capitalizing interest for the construction in progress as of March 31, 2011 and December 31, 2010, and determined that the amount is insignificant and not expected to have a material impact on the amount of construction in progress.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when title and risks have passed, which is generally at the date of shipment and when collectability is reasonably assured.

The Company sells its products to customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company makes custom products based on sales agreements, so no returns are allowed. The Company provides warranty on the product for one year from the date of shipment only in the event of defects. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the three months ended March 31, 2011 and 2010, no sales returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers.

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

Product warranty

The Company provides product warranties to its customers that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties has been minimal and, as of March 31, 2011, no product warranty reserve was considered necessary.

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

Generally shares issued to executives and employees will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 3.09 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation was $447,181and $386,498 for the three months ended March 31, 2011 and 2010, respectively.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based compensation (Continued)

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50 “ Equity-Based Payments to Non-Employees.”   The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. All shares issued to non-employees were fully vested as of March 31, 2011.

Research and development costs

Research and development costs are expensed as incurred. The salaries of engineers and technical staff in our research and development division are included in research and development expense. The Company had $118,980 and $0 research and development cost for the three months ended March 31, 2011 and 2010, respectively.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company operated in two business segments - battery segment and electric vehicle segment.

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

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Our adoption of this guidance does not have impact on the consolidated financial statements since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting standards (Continued)

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this guidance on January 1, 2011 and have disclosed our acquisition of Shenzhen ZQ accordingly.

In December 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company adopted this guidance on January 1, 2011 which had no impact in the consolidated financial results as the amendments relate only to additional disclosures. We have disclosed our acquisition of Shenzhen ZQ accordingly.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The amendments were effective January 1, 2011 and the Company adopted this guidance on January 1, 2011 which did not have a material impact in the Consolidated Financial Statements.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements which the company included in its interim and annual financial statements in 2010. Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact in the consolidated financial results as they relate only to additional disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

3. ACQUISITION

On January 6, 2011, the Company through its wholly owned subsidiary, Harbin ZQPT, acquired all of the assets of Shenzhen ZQ. In exchange for the assets of Shenzhen ZQ, Harbin ZQPT paid to Shenzhen ZQ 135,000,000 Renminbi (approximately $20.5 million), of which 111,250,000 Renminbi (approximately $16.9 million) are being used to satisfy the liabilities of Shenzhen ZQ.

The purchase method of accounting is used to account for the acquisition by the Company. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The excess of the cost of acquisition over the fair value of the Company’s share of the identifiable net assets and intangible assets acquired is recorded as goodwill.

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

The purchase price for the assets of Shenzhen ZQ was allocated to tangible assets acquired and liabilities assumed, and a portion of the purchase price was paid to vendors for equipment that Shenzhen ZQ committed to acquire.  The estimated fair value of the tangible assets acquired and liabilities assumed approximated their historical cost basis.  The excess of the purchase price over net assets and payment to vendors for equipments is recorded in goodwill.

The purchase price paid for the assets of Shenzhen ZQ has been allocated as follows:

Cash and cash equivalents	$52,588
Accounts receivable	3,359,157
Other receivable	-
Advances to suppliers	(27,911)
Inventories	1,863,674
Fixed Assets, net	9,745,726
Intangible assets, net	9,487
Accounts payable	(2,129,603)
Taxes payable	(167,845)
Other payable and accrued expenses	(10,596,263)
Long-term payable	(100,783)
Due to related parties	(1,522,047)

Net assets acquired	486,182
Portion of the purchase price used to pay to vendors for equipments that Shenzhen ZQ committed to acquire	16,932,771
Goodwill upon acquisition	3,128,680
Total purchase price	$20,547,632

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

3. ACQUISITION (Continued)

The following unaudited pro forma financial information presents the consolidated results of the Company for the three months ended March 31, 2010 as though the acquisition of the assets of Shenzhen ZQ was completed as at the beginning of three months ended March 31, 2010.

	For the three months ended March 31, 2010
	As reported	Pro forma adjustments	Pro forma results
Revenue	$19,549,017	$1,311,066	$20,860,083
Net income	$7,524,573	$289,375	$7,813,948
Earnings per share - basic	$0.12	$0.01	$0.13
Earnings per share - diluted	$0.11	$0.00	$0.11

4. INVENTORIES

	March 31, 2011	December 31, 2010
	(unaudited)

Raw materials	$2,418,965	$1,443,188
Work-in-process	777,186	965,280
Finished goods	3,749,401	2,865,258
	6,945,551	5,273,726
Less: allowance	(49,485)	(49,173)
	$6,896,066	$5,224,553

5. LOAN RECEIVABLE

The Company loaned to a non-related company, Harbin Jinhuida Investment Consulting Limited, the amount of $1,600,000 for one year term from October 30, 2008 to October 29, 2009 at a fixed interest rate of 10% per annum. On October 30, 2009 and again on October 30, 2010, the Company renewed the loan contract for one year periods at the same fixed interest rate of 10% per annum. Interest income for the three months ended March 31, 2011 and 2010 are $40,000 and $40,000, respectively. Accrued interest income totaled $66,667 and $26,667 as of March 31, 2011 and December 31, 2010, respectively.

Prior to acquisition by the Company, Wuxi ZQ occasionally provided loans to other non-related companies and individuals in order to develop favorable business relationships. These loans are free of interest and due upon demand. As of March 31, 2011 and December 31, 2010, Wuxi ZQ had outstanding loans receivable of $504,755 and $498,987, respectively.  The Company has reserved full allowance against this loan receivable as of March 31, 2011 and December 31, 2010 for the outstanding loans made by Wuxi ZQ, based on its evaluation of the collectability of these loans.

6. OTHER RECEIVABLES

Other receivables generally consist of advances to employees and interest receivable.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

7. ADVANCES TO SUPPLIERS

The Company makes advances to certain suppliers for raw materials purchases. The net advances to suppliers were $5,652,351 and $4,015,313 as March 31, 2011 and December 31, 2010, respectively.  The allowance for these advances was $1,178,516 and $1,171,083 as of March 31, 2011 and December 31, 2010, respectively.

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2011	December 31, 2010
	(unaudited)

Building and improvements	$36,425,573	$36,067,404
Machinery and equipment	25,898,314	15,724,614
Motor Vehicles	954,721	919,471
	63,278,608	52,711,489
less: Accumulated Depreciation	(9,447,725)	(8,411,355)
Construction in Progress	13,236,484	13,152,109
Total property, plant and equipment, net	$67,067,367	$57,452,243

Depreciation expense for the three months ended March 31, 2011 and 2010 was $984,228 and $945,375, respectively.  Depreciation expense included in cost of goods sold for the three months ended March 31, 2011 and 2010 was $785,448 and $555,489, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  No interest has been capitalized in construction in process as of March 31, 2011 as the amount is insignificant.

In 2010 the Company entered into various agreements to purchase equipment and machinery in an effort to expand its production. In addition, in January 2011 the Company purchased a group of factories and the related land use right in Dongguan City for approximately $26 million, all of which except for approximate $2,678,800 was paid at that time. The Company expects to pay the remainder amount by the end of 2011.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

9. INVESTMENT IN UNCONSOLIDATED ENTITY (Continued)

The Company has significant influence on BET and therefore accounts for its investment in BET under the equity method. According to the Agreement, the Company has significant influence over the operating and financial policies of BET, including a right of approval of its operating budget, veto power over large capital expenses, and other management controls. Net loss on this investment using the equity method was $11,964 and $1,439 for the three months ended March 31, 2011 and 2010, respectively.

The Company uses its best estimate of future cash flows expected to result from the use of this asset in accordance with ASC 480. There was no impairment loss for the three months ended March 31, 2011 and 2010.

10. DEPOSIT FOR INVESTMENT

In January 2011, Harbin ZQPT, a subsidiary of the Company, completed the acquisition of all of the assets of Shenzhen ZQ for a purchase consideration of RMB 135,000,000 (approximately $20 million). The initial payment plus deposit of $11,721,468 (equivalent to RMB 77,500,000) as of December 31, 2010 has been reclassified to investment in subsidiary and eliminated upon consolidation as of March 31, 2011.

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

Rights to use land and power and patent rights are stated at fair market value less accumulated amortization. The Company amortizes the patents over a 3-10 year period. The Company evaluates finite-lived intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of March 31, 2011 and December 31, 2010, no impairment of intangible assets has been recorded.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

11. INTANGIBLE ASSETS (Continued)

Net intangible assets at March 31, 2011 were as follows:

	Initial	Accumulated	Net	Amortization
	Book Value	Amortization	Book Value	Period (Years)

Rights to use land and power	$13,138,877	$673,035	$12,465,842	48.6
Patents	1,177,949	188,632	989,316	9
Marketing network resource	1,000,038	644,828	355,210	3
Software	74,069	3,459	70,610	10
Total	$15,390,933	$1,509,953	$13,880,980

Net intangible assets at December 31, 2010 were as follows:

	Initial Book Value	Accumulated Amortization	Net Book Value	Amortization Period (Years)
Rights to use land and power	$13,094,085	$591,703	$12,502,382	48.6
Patents	1,172,612	172,771	999,841	9
Marketing network resource	1,000,038	558,396	441,642	3
Software	16,097	2,457	13,640	10

Total	$15,282,832	$1,325,327	$13,957,505

Amortization expense was $181,704 and $196,985 for the three months ended March 31, 2011 and 2010, respectively.

Based upon current assumptions, the Company expects that its intangible assets will be amortized according to the following schedule:

For the years ending December 31,
Remainder of 2011	$682,589
2012	451,947
2013	341,872
2014	339,652
2015	338,790
Thereafter	11,726,130
$13,880,980

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

12. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired as result of (a) the Company acquiring the remaining 30% interest in Harbin ZQPT in 2006 and (b) the purchase of the assets of Shenzhen ZQ in January 2011. In determining the goodwill attributable to acquisition of the minority interest in Harbin ZQPT, the Company applied step accounting by determining the implied fair value of goodwill by allocating the price paid to acquire the 30% minority interest to all of its assets and liabilities.

In determining the goodwill attributable to the acquisition of the Shenzhen ZQ assets, the Company recorded the tangible assets acquired and liabilities assumed at fair value.  The estimated fair value of the tangible assets and liabilities assumed approximated their historical cost basis.  The excess of the net purchase price over the net assets and assumed liabilities was recorded as goodwill. The goodwill attributable to the acquisition of the Shenzhen ZQ assets as of March 31, 2011 totaled $3,128,679.

As of March 31, 2011, no impairment of goodwill was recorded.

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

The Company has issued all 5,000,000 shares provided in the Plan in the form of grants of restricted common stock.  As of March 31, 2011, 3,208,000 of those shares had vested and no shares have been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of March 31, 2011, and changes for the three months ended March 31, 2011, is presented below:

Unearned stock compensation as of December 31, 2010	$1,572,174
Unearned stock compensation granted	-
Compensation expenses recorded on the statement of income with a credit to additional paid-in capital	(332,200)
Unearned stock compensation as of March 31, 2011 - unaudited	$1,239,974

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

13. STOCK-BASED COMPENSATION (Continued)

In addition, the compensation cost recorded to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $440,180. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months.  All shares granted were fully vested and nonforfeitable at the date on which the Company entered into the consulting contract with each non-employee.  However, following ASC 505-50-30-11 and 505-50-30-12, the Company has determined that the disincentives for nonperformance are not sufficiently large to establish a performance commitment, and that, accordingly, the measurement date for the shares is the date on which performance is complete, which is the date of grant.  The Company has continued to account for the shares as a prepaid expense, amortized over the terms of the contracts.  The compensation expense relating to shares issued to non-employee consultants for the three months ended March 31, 2011 and 2010 was $29,094 and $29,094, respectively.

The following table shows the projected amortization of the unearned stock compensation relating to consulting contracts:

For the Year Ending December 31,	Amortization
Remainder of 2011	$83,197
2012	60,236
2013	5,808
$149,241

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

13. STOCK-BASED COMPENSATION (Continued)

Options shall vest at such timed and under such terms and conditions as determined by the Committee; provided, however, unless a different vesting period is provided by the Committee at or before the grant of an option, the options will vest on the first anniversary of the grant.

Options granted under the 2006 Plan shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall in each instance approve, which need not be the same for each grant or for each participant.

The Company has issued 7,249,916 of the shares provided in the Plan in the form of grants of restricted common stock.  As of March 31, 2011, 1,830,141 of those shares had vested and 3,000 shares have been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of March 31, 2011 is presented below:

Unearned stock compensation as of December 31, 2010	$3,872,571
Unearned stock compensation granted	-
Compensation expenses recorded on the statement of income with a credit to additional paid-in capital	(351,647)
Unearned stock compensation as of March 31, 2011 - unaudited	$3,520,924

 The following table shows the amortization of the unearned stock compensation relating to the 2006 Plan:

For the year ending December 31,	Amortization
Remainder of 2011	$619,950
2012	233,363
2013	233,363
2014	233,363
2015	233,363
Thereafter	1,967,522
$3,520,924

(3)  Recent Stock-Based Compensation Activities

During the year ended December 31, 2009, there were 340,000 options granted for services. On January 1, 2009, the Company issued options to two senior executives to purchase a total of 340,000 shares of common stock at an exercise price of $2.66 with a vesting period of one year. The fair value of each option was estimated to be $2.29 as of the December 31, 2009 grant date.  There were 340,000 shares of stock options outstanding as of March 31, 2011 and December 31, 2010. The fair value of stock options was calculated using a Black-Scholes option-pricing model with the following assumptions:

Expected life	5.0 years
Expected volatility	89.13%
Risk free interest rate	2.46%
Dividend yield	0%

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

13. STOCK-BASED COMPENSATION (Continued)

The risk-free interest rate is based on the U.S. Treasury zero-coupon rate. Expected volatility is estimated based on the Company’s historical stock price using the expected life of the grant. Due to a lack of employee exercise behavior in the past, the expected life is based upon the maximum exercise period.

The following table summarizes the stock option activities of the Company:

		Options Outstanding			Options Exercisable
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number exercisable	Weighted average exercise price

Outstanding at December 31, 2010	340,000	$2.66	3.00	$404,600.00	340,000	$2.66
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited/Expired	-	-	-	-	-	-
Outstanding at March 31, 2011 - unaudited	340,000	$2.66	2.76	$-	340,000	$2.66

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

During the quarter ended March 31, 2011 the Company granted a total of 15,795 shares of common stock with an aggregate fair value of $60,000 to two of its independent directors pursuant to their respective Service Agreements. Certificates for the shares were issued in April 2011.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

14. INCOME TAXES

The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense.

	For The Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)

China Pre-tax Income	$10,981,170	$8,208,320
BVI Pre-tax Income (loss)	42,784	(69,604)
Domestic Pre-tax Income	5,945,252	133,009
Total Pre-tax Income	$16,969,206	$8,271,725

Current:
China Income Tax Expense	$1,944,550	$747,152
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$1,944,550	$747,152

Deferred:
China Income Tax Expense	$-	$-
Domestic Income Tax Expense	-	-
Total Deferred Income Tax Expense	$-	$-

Under the Income Tax Laws of the PRC, the Company is generally subject to tax at a statutory rate of 25% on its taxable income. However, HLJ ZQPT is located in a specially designated technology zone which allows foreign-invested enterprises a five-year income tax holiday. HLJ ZQPT enjoyed a two-year tax exemption through December 31, 2007 and an additional 50% income tax reduction from January 1, 2008 to December 31, 2010.

On March 16, 2007, National People’s Congress passed a new corporate income tax law, which was effective on January 1, 2008. This new corporate income tax unified the corporate income tax rate to 25%, and included cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China. According to the new corporate income tax law, the applicable corporate income tax rate of the HLJ ZQPT decreased to 12.5% from 2008 to 2010. HLJ ZQPT became subject to the full statutory tax rate of 25% on January 1, 2011.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

14. INCOME TAXES (Continued)

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For The Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)

U.S. statutory income tax rate	35.0%	35.0%
Foreign income not recognized in the U.S.	-35.0%	-35.0%
China Statutory income tax rates	25.0%	25.0%
China income tax exemption	0.0%	-12.5%
Parent companies' income not subject to China tax	-10.8%	-3.5%
Tax refund	-4.6%	0.0%
Other items	0.7%	0.0%
Effective consolidated current income tax rate	10.3%	9.0%

The estimated tax savings as a result of our tax holidays for the three months ended March 31, 2011 and 2010 amounted to $0 and $2,147,952, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the three months ended March 31 2010 from $0.12 to $0.09.

The Company was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for the three months ended March 31, 2011 and 2010. The net operating loss carry forwards, including amortization of share-based compensation but excluding change in fair value of warrants, for United States income tax purposes amounted to $9,040,690 and $8,137,837 as of March 31, 2011 and December 31, 2010, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2030. There are also deferred tax asset of $272,181 as of March 31, 2011 and December 31, 2010, resulting from temporary difference on stock options to employees. For United States income tax purposes, the valuation allowances as of March 31, 2011 and December 31, 2010 were $3,436,423 and $3,120,424, respectively.

The change in valuation allowance for the three months ended March 31, 2011 and 2010 were $315,999 and $(247,454), respectively.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

14. INCOME TAXES

The following table sets forth the components of deferred income taxes as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(unaudited)

Allowance for doubtful accounts	$450,144	$447,305
Stock Options to employees	272,181	272,181
U.S. parent company net operating loss carryforward	3,164,242	2,848,243
	3,886,567	3,567,729

Valuation allowance	(3,436,423)	(3,120,424)
Total deferred tax asset	$450,144	$447,305

Gain on bargain purchase of Wuxi ZQ	3,025,847	3,025,847
Total deferred tax liability	$3,025,847	$3,025,847

Deferred income taxes have been classified in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 as follows:

	March 31,	December 31,
	2011	2010
	(unaudited)

Current asset	$450,144	$447,305
Non-current liability	3,025,847	3,025,847

15. EARNINGS PER SHARE

Earnings per share is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding pursuant to ASC 260, “Earnings Per Share.”  The following are the calculations for earnings per share for the three months ended March 31, 2011 and 2010.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

15. EARNINGS PER SHARE (Continued)

	For the Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)

Basic earnings per share
Net Income	$16,969,206	$7,524,573
Weighted average number of common share outstanding - Basic	76,424,639	61,538,798
Earnings per share - Basic	$0.22	$0.12

Diluted earnings per share
Net Income	$16,969,206	$7,524,573
Weighted average number of common shares outstanding - Basic	76,424,639	61,538,798
Effect of conversion of preferred stock	528	528
Effect of exercise of options	95,258	108,103
Effect of diluted securities - unvested shares	6,760,667	7,047,332
Weighted average number of common shares outstanding - Diluted	83,281,092	68,694,761

Earnings per share - Diluted	$0.20	$0.11

At March 31, 2011 and 2010, the Company had outstanding warrants of 10,950,113 and 6,825,113, respectively. Warrants were excluded in the diluted earnings per share calculation as the stock market price is below warrants’ exercise price and were anti-dilutive for the three months ended March 31, 2011 and 2010.

16. EQUITY PLACEMENTS

1) Preferred Stock

As of March 31, 2011, there were 2 shares of the preferred stock outstanding.  The shares have a liquidation preference of $1,000 each and are each convertible into 264 shares of common stock.

2) Placements:  2008 to 2010

During the period from 2008 to 2010 the Company completed four placements of securities:

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

16. EQUITY PLACEMENTS (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

16. EQUITY PLACEMENTS (Continued)

October 2009 Offering.

On October 5, 2009 the Company sold 4,592,145 shares of common stock and 1,377,644 common stock purchase warrants pursuant to a Securities Purchase Agreement made on September 30, 2009.  The aggregate purchase price for the securities was $19,000,001. Each Warrant will permit the holder to purchase one share of common stock from the Company for the price of $4.70 per share.  The Warrants will expire in five years from the date of the Agreement. The Company paid a fee of $950,000 to the Placement Agent for the offering.  The Company also reimbursed the Placement Agent for its out-of-pocket expenses, and issued to the Placement Agent warrants to purchase 229,608 shares of common stock with a term of five years and an exercise price of $5.17

December 2010 Offering.

On December 3, 2010 the Company sold 7,500,000 shares of common stock and 3,750,000 common stock purchase warrants (the “Warrants”) pursuant to a Securities Purchase Agreement made as of November 29, 2010. The aggregate purchase price for the securities was $30,000,000. The Warrants will permit the holders to purchase up to 3,750,000 shares of common stock from the Company for a period of one year and one week at a price of $4.00 per share. The Company paid a fee of $1,500,000 to the Placement Agent for the offering.  The Company also reimbursed the Placement Agent for its out-of-pocket expenses, and issued to the Placement Agent warrants to purchase 375,000 shares of common stock with a term of three years and an exercise price of $5.00 per share.

Following is a summary of the status of warrants activities as of March 31, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	10,950,113	$4.75	2.30	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding at March 31, 2011 - unaudited	10,950,113	$4.09	0.88	$-

3) Accounting for Warrants

The Company has determined that both the Investor Warrants and the Placement Agent Warrants issued in the 2010 Financing met the conditions for equity classification pursuant to ASC 815 “Derivatives and Hedging” and ASC 815-40 “Contracts in Entity’s Own Equity” and therefore have been classified as equity instruments on the consolidated balance sheet as of March 31, 2011 and December 31, 2010.

As to the offerings completed in 2008 and 2009, however, both the Investor Warrants and the Placement Agent Warrants contain a covenant that, in the event of a “fundamental transaction,” if the securities to be issued upon exercise of the warrants will not be listed on a national securities exchange, the warrant holder has the option to force the Company to purchase the warrants at present value.  The warrants define a “fundamental transaction” to include:

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

16. EQUITY PLACEMENTS (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

16. EQUITY PLACEMENTS (Continued)

The following table indicates the contributions to equity of each of the four securities offerings:

Offering	Net Proceeds	Warrants – Fair Value	Equity
August 2008	$20,356,481	$7,520,805	$12,835,676
June 2009	23,067,535	10,512,319	12,555,216
October 2009	18,017,350	4,242,032	13,775,318
December 2010	28,471,500	-	28,471,500

The fair value of outstanding warrants was $2,729,984 and $11,749,803 as of March 31, 2011 and December 31, 2010. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions:

	As of March 31, 2011	As of December 31, 2010
Volatility	66%	74.92%
Risk free interest rate	1.765%	2.01%
Expected term	2.41-3.75 years	2.66-4.00 years

The change in fair value of warrants was recorded as other loss or income for the three months ended March 31, 2011 and 2010.

17.  CONCENTRATION OF RISKS

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balances held in PRC bank accounts were $83,567,630 and $81,738,623 as of March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011 and December 31, 2010, the Company held $2,881,828 and $29,379,473of cash balances within the United States of which $2,566,044 and $28,540,747 was in excess of FDIC insurance limits, respectively.

Three major customers accounted for approximately 18.1% of the net revenue for the three months ended March 31, 2011, with the customers individually accounting for 6.6%, 6.1% and 5.4%, respectively. At March 31, 2011, the total receivable balance due from these customers was $2,492,580 representing 13.3% of total accounts receivable.

Four major customers accounted for approximately 41.3% of the net revenue for the three months ended March 31, 2010, with the customers individually accounting for 14.0%, 13.6%, 6.9% and 6.9%, respectively. At March 31, 2010, the total receivable balance due from these customers was $6,125,936, representing 26.6% of total accounts receivable.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

17.  CONCENTRATION OF RISKS (Continued)

One major vendor provided approximately 9.7% of the Company’s purchases of raw materials for the three months ended March 31, 2011.  The Company’s accounts payable to these vendors was $2,058,037 as of March 31, 2011. Four major vendors provided approximately 38.4% of the Company’s purchases of raw materials for the three months ended March 31, 2010, with each vendor individually accounting for 12.8%, 11.6%, 7.1% and 6.9%, respectively. The Company’s accounts payable to these vendors was $0 as of March 31, 2010, representing 0% of total accounts payable.

18.  LITIGATION

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

18.  LITIGATION (Continued)

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

19. COMMITMENTS AND CONTINGENCIES

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

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2010.  As of March 31, 2011, the Company made a total payment of $2,274,600 on those equipment and machinery and a payment of $24,109,200 for the factories and land in Dongguan city. Additionally, the Company entered into several contracts and already made payment of $14,780,300 for ongoing construction projects. The Company still has the commitment to pay the remaining contract amount of $7.9 million in 2011.

The Company entered into a lease agreement with Pantheon Realty, Inc. to lease its prior administrative office.  Under the agreement, the Company is obligated to pay $4,000 monthly from June 1, 2009 to May 31, 2011.  The Company entered into another lease agreement with 15 W 39th  St. NY LLC to lease its administrative office in New York City from June 1, 2009 to May 31, 2012. Under the agreement, the Company is obligated to pay $8,000, $8,200 and $8,405 monthly for the first, second and third year, respectively.  The following table sets forth the Company’s obligations for New York City leaseholds:

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

19. COMMITMENTS AND CONTINGENCIES (Continued)

Third Party Lease
Remainder of 2011	$75,235
2012	42,025
Total	$117,260

20.  RELATED PARTY TRANSACTIONS

In July 2009, the Company signed a lease agreement with the Chairman of the Company, Mr Zhiguo Fu, to lease a house owned by Mr. Fu for the purpose of accommodating the frequent travel lodging needs for the Company’s employees in China traveling to the U.S. The monthly rent is $4,000 and the lease will expire in three years.

Rental expense under the lease from the Chairman for each year is as follows:

Related Party Lease
Remainder of 2011	$36,000
2012	24,000
$60,000

21.  SEGMENT INFORMATION

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

The batteries segment develops, manufactures, and markets rechargeable Polymer Lithium-Ion (PLI) products.  The batteries segment includes the operation of Heilongjiang ZQPT and Shenzhen ZQ.

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

21.  SEGMENT INFORMATION (Continued)

For the Three Months Ended March 31, 2011	Batteries	Electric Vehicles	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	$19,404,213	$12,743,153	$-	$(3,505,630)	$28,641,735
Interest Income (expense)	41,256	21,554	44,410	-	107,219
Depreciation and Amortization	602,526	325,464	19,388	218,553	1,165,931
Segment assets	141,438,694	60,298,820	245,163,243	(212,462,734)	234,438,023
Segment net income (loss) before tax	7,219,862	4,066,488	8,097,958	(470,552)	18,913,756

Reconciliation of segment incomes to consolidated incomes	For the Three Months Ended March 31, 2011
(unaudited)

Total segment income (Operating entities)	$11,286,350
Total segment income (Non-operating entities) (1)	8,097,958
Elimination of intersegment profits	(470,552)
Consolidated income before income taxes	18,913,756

Reconciliation of segment assets to consolidated assets	As of March 31, 2011
(unaudited)

Total segment net assets (Operating entities)	$201,737,514
Total segment net assets (Non-operating entities) (2)	245,163,243
Elimination of intersegment receivables	(220,446,280)
Increased asset value not allocated to segments	7,983,546
Consolidated assets	234,438,023

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

21.  SEGMENT INFORMATION (Continued)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

21.  SEGMENT INFORMATION (Continued)

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

22.  SUBSEQUENT EVENTS

Since April 2011 four class actions have been commenced in the United States District Court for the Southern District of New York against the Company and certain of the Company’s senior executive officers, asserting violations of the United States securities laws.  The complaints allege that the Company, in its filings with the Securities and Exchange Commission, made material misrepresentations and omissions.  The plaintiffs in the actions seek to represent a class of persons who purchased the Company’s common stock between November 24, 2008 and March 30, 2011.  No specific amount of damages has been alleged.  The Company and its senior management believe that the claims are without merit.  They intend to mount a vigorous defense to the actions and to seek their prompt dismissal after a consolidated complaint is filed.

ITEM. 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Advanced Battery Technologies. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Ssection 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Recent Developments in our Business

In January 2011 Harbin ZQPT, a wholly-owned subsidiary of the Company, acquired all of the assets of Shenzhen Zhongqiang New Energy Science & Technology Co., Ltd. (“Shenzhen ZQ”).  Shenzhen ZQ was a manufacturer of lithium batteries for mobile phones and MP3, MP4 and video game consoles, whose manufacturing facility has a daily production capacity of 70,000 batteries per day.  Shenzhen ZQ’s annual revenues in 2010 were approximately $11 million. The purchase price paid by Harbin ZQPT for the Shenzhen ZQ liabilities was $20 million, of which $16.9 million was applied to satisfy liabilities of Shenzhen ZQ.

On January 5, 2011 Cashtech Investment Limited, a wholly-owned subsidiary of the Company, purchased the land and buildings at 3 Middle, Qingxi Town, Dongguan City, Guangdong Province, China. The buildings consist of four industrial facilities with a total of 36,468 square meters of floor space, an office building with 5246 square meters, three dormitories with a total of 14,710 square meters, and a power supply facility, and the associated land use right. The purchase price was 176 million RMB (approximately $26 million). Those assets have been transferred to a wholly-owned subsidiary of the Company named “Dongguan QiangQiang New Energy Technology Co., Ltd.”  The Company is developing the property as the center of an industrial park in Dongguan.

Results of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months ended March 31, 2011 and 2010 respectively.

	For the Three Months Ended March 31,
			Change
	2011	2010	Amount	%
Revenues	$28,641,735	$19,549,017	$9,092,718	46.5
Cost of Goods Sold	16,808,170	9,933,316	6,874,854	69.2
Gross Profit	11,833,565	9,615,701	2,217,864	23.06
Operating Expenses	2,030,438	2,615,949	-585,511	-22.38
Operating Income	9,803,127	6,999,752	2,803,375	40.04
Net Income	$16,969,206	$7,524,573	$9,444,633	125.5

Revenues

We had total revenues of $ 28,641,735 for the three months ended March 31, 2011, an increase of $9,092,718 or 46.5%, compared to $19,549,017 for the three months ended March 31 2010. The increase in revenues was primarily due to the contribution of revenues from:

1.	Wuxi ZQ. Wuxi ZQ revenues of $12,743,153 for the three months ended March 31, 2011 represented an increase of $3,646,503 compared to revenues during the three months ended March 31, 2010.

2.	Shenzhen-based Operations. We acquired the assets of Shenzhen ZQ in January, 2011. The first quarter revenue attributable to our new Shenzhen operations was $4,348,181.

3.
Harbin-based Operations.  Revenues of $11,550,402 from our Harbin- based battery operations for the three months end of March 31, 2011 represented an increase of $1,098,035 compared to $10,452,367 in revenue for the three months ended March 31 2010.

In the three month periods ended March 31, 2011 and 2010, the contribution of batteries in our four sales categories as well as the contribution of electric vehicles to our total revenues was:

	For the Three Months Ended March 31,
	2011	% (of total revenue)	2010	% (of total revenue)

Small Capacity Battery	$5,541,009	19.3%	$1,197,702	6.1%
Medium Capacity Battery	2,651,473	9.3%	4,867,256	24.9%
Large Capacity Battery	7,174,960	25.1%	2,477,978	12.7%
Miner's Lamp	540,337	1.9%	1,936,430	9.9%
Electric Vehicle	12,733,956	44.4%	9,069,650	46.4%
Total	$28,641,735	100.0%	$19,549,017	100.0%

The increase in the portion of our revenue attributable to small capacity batteries is entirely attributable to the $4,348,181 contributed by our new Shenzhen operations.  In recent years, we had reduced our focus on this market, as we found it difficult to achieve high margins on small capacity batteries, primarily due to the extensive amount of competition.  Our current expectation, however, is that, in time, the advanced technology and facilities that we acquired from Shenzhen ZQ, along with the established customer list, will allow us to achieve worthwhile margins in the small capacity battery sector.

Even with the acquisition of the Shenzhen production facility, which is focused on small capacity batteries, we continue to expect large capacity batteries to lead the growth of our battery segment.  In line with that expectation, sales of the large capacity batteries (used for electric sanitation vehicles, stationary applications, and other large scale battery applications) increased by 189% from the first quarter of 2010 to the first quarter of 2011.  We expect continued growth in this sector in coming years, as China’ strong recent emphasis on environmentally sound growth should result in expansion of the electric vehicle industry in China.

The contribution of miner’s lamps to our revenue has diminished significantly in recent quarters.  Our expansion in this market had been driven by a three year contract that we made in 2006 with a Hong Kong-based mining company.  Since that contract expired, we have been unable to replace the sales.

At March 31, 2011 we had a backlog of $60,192,583 for delivery through the next 6 months, including a battery backlog of approximately $49,434,363.

Gross Profit.

Our cost of goods sold consists of the cost of raw materials, labor costs and production overhead. In the three months ended March 31, 2011, although our revenue increased by 47%, and our cost of goods sold increased by 69%, from $9,933,316 to $16,808,170 compared to the same period in 2010.   The disproportionate increase on our cost of goods sold primarily occurred because the $4,361,019 in sales of small capacity batteries generated from our new Shenzhen facility yielded a low margin relative to our other revenue.    The overall result was a decrease in our gross margin from 49.2% in the three months ended March 31, 2010 to 41.3% in the same period of 2011.   Although we believe that we will be able to improve the profitability of the Shenzhen operation, our gross margins for the remainder of 2011 are likely to remain lower than in 2010 due to the inclusion of Shenzhen sales.

Operating expenses

The Company’s operating expenses decreased by 22%, from $2,615,949 in the three months ended March 31 2010 to $2,030,438 in the same period of 2011. The primary reason for the decrease was the fact that in the first quarter of 2010 we recorded an operating expense of $478,549, consisting of a provision for doubtful accounts and an inventory valuation allowance.  The remainder of the decrease was the result of our ongoing efforts at cost containment.  For example, although we added $115,060 in selling and administrative expenses attributable to the new Shenzhen operations, we more than offset that increase by reducing the selling and administrative expenses incurred by Wuxi ZQ by approximately $220,000 compared to the first quarter of 2010.

Included in our general and administrative expense during the three months ended March 31, 2011 was $447,181 attributable to amortization of the market value of stock that we granted to employees or consultants.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  The market value of the stock at the time it was issued is being amortized over the term of the employee’s or consultant’s services, thus:

●	In the case of employees, the period of amortization is based on a vesting schedule included in the employees’ contracts. The average vesting period for the employee’s is 3.09 years.

●
In the case of consultants, the period of amortization is based on the term of the consulting contracts, although amortization will be accelerated if the consulting relationship ceases.  Again, to date, the consultants who received stock have remained involved in the Company’s affairs, so there has been no acceleration of amortization.

At March 31, 2011 there remained $4,760,898 in unamortized stock compensation on the Company’s books. The amortization of this sum will contribute to our future operating expenses as described above.

During the three months ended March 31 2011we recorded $9,110,629 in “other income (expenses).” The primary components of this charge were:

●	$107,219 in net interest income,

●	an investment loss of $11,964 related to our investment in Beyond E-Tech, Inc., and

●	An income of $9,019,819 related to the change in the fair value of our outstanding common stock purchase warrants.

In the three months ended March 31 2011, we recorded $107,219 in interest income, primarily attributable to our cash on hand, but also including $40,000 earned on our $1.6 million loan to Harbin Jinhuida Investment Consulting Limited.  During the same period, we incurred no interest expense, as we have no outstanding debt.  By comparison, in the three months ended March 31, 2010, we recorded approximately the same amount of interest income, but incurred $39,660 in interest expense, as we had not yet fully settled the bank loans that Wuxi ZQ had outstanding when we acquired it in 2009.

Furthermore, for the three months ended March 31 2011, we recognized a $11,964 investment loss from our 49% equity investment in Beyond E-Tech, Inc., a Texas corporation organized to engage in distributing cellular telephones in the United States.  The acquisition has been recorded as an “investment in unconsolidated entity” on our balance sheet, and our participation in that business will be accounted for through the equity method. Based upon its growing positions in the mobile phone distribution business in the United States, Beyond E-Tech anticipates that it will achieve profitability in three years.  Until then, we will continue to record as investment losses our 49% shares of that company’s losses.

In 2008 and 2009, the Company issued warrants in conjunction with the issuance of common shares or convertible preferred stock. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the Company may be required to repurchase the warrants at their fair value in certain circumstances, the fair value of the warrants has been recorded as a liability on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  Because the market price of our common stock fell during the three months ended March 31, 2011 and the three months ended March 31, 2010, the fair value of the warrants fell by $9,019,819 and $1,205,874 in those periods respectively, which was recognized on our Statements of Income as other income.  If in future quarters the warrants increase in value (e.g. by reason of an increase in the market price of our common stock), we will record an other expense equal to the amount of the increase.

The Company’s revenue less expenses produced pre-tax income of $18,913,756 for the three months ended March 31, 2011, representing an increase of $10,642,031 from the same period of 2010 (including an increase of $7,813,945 attributable to the change in the fair value of warrants). In the three months ended March 31, 2011, our domestic (U.S.) pre-tax income was $8,116,966 (including $9,019,819 other income due to change in fair value of warrants); foreign (China) pre-tax income was $10,980,545. The income tax accrued as a result of our operations was $1,944,550, based on the standard 25% tax rate on corporate income in China.  During the three months ended March 31, 2010, as a result of Chinese tax laws that reward foreign investment in China, Heilongjiang ZQ was entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  Accordingly, we only accrued $747,152 in income taxes on our Chinese income during the three months ended March 31, 2010.  After taxes, we recorded $16,969,206 in net income for the three months ended March 31, 2011, an increase of 126% over our net income of $7,524,573 in the three months ended March 31, 2010.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they are more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended March 31, 2011, the effect of converting our financial results to Dollars was to add $1,169,246 to our accumulated other comprehensive income. During the three months ended march 31, 2010, the translation adjustment increased our accumulated other comprehensive income by $419,585.

Liquidity and Capital Resources

The growth of our Company has been funded by capital contributions - initially those of our founders and in recent years capital raised by the sale of equity to private investors. In December 2010, we obtained gross proceeds of $30 million from the sale of 7.5 million shares of common stock (accompanied by 3.75 million one year warrants) for a price of $4.00 per share. As a result, at March 31, 2011 we had no debt, having satisfied the bank loans that Wuxi ZQ carried when we acquired it, and we had $86,449,459 in cash on hand.

At March 31, 2011 the Company had a working capital balance of $114,036,493, a reduction of $17,115,271 from our working capital at December 31, 2010.  The reduction was attributable to our payment of approximately $26 million to acquire the property and facilities in Dongguan City where we are constructing a multi-building battery manufacturing facility.

At March 31, 2011 we had two long term liabilities:

●	a deferred tax liability of $3,025,847 attributable to the gain we realized when we acquired Wuxi ZQ in May 2009 for a price less than the fair value of its net assets; and

●
a “warrant liability” of $2,729,984 attributable to the warrants that we issued in our three equity financing transactions in 2008 and 2009.  Pursuant to provisions of ASC 815 (previously: EITF 07-05) that became effective for 2009 and subsequent years, the present value of the outstanding warrants is considered a liability.

The table below sets forth our debt service obligations as of March 31, 2011.

		Less than		4-5	More than 5
Contractual Obligations	Total	1 Year	1-3 Years	Years	Years
Long-Term Debt Obligations–	$0	$0	$0	$0	$0
Operating Lease Obligations	$177,260	$111,235	$66,025	$0	$0
Capital Expenditure Obligations	$7,987,334	$7,987,334	$0	$0	$0
Raw Material Purchase Obligations	$6,042,118	$6,042,118	$0	$0	$0
TOTAL	$14,206,712	$14,140,687	$14,206,712	$0	$0

Our subsidiaries have sufficient liquidity to fund their near-term operations and to fund the working capital demands of future expansion.  During 2011 and 2012 we intend to invest approximately $57 million in our new Dongguan industrial park, where we plan to develop facilities with a production capacity of $151 million per year.  Our plan is to fund the development from our current capital resources.  If we determine that additional funds are needed for other attractive growth opportunities or for the full implementation of our long term expansion plans for ABAT, we have available over $95,085,044 in property, plant and equipment that Harbin ZQPT, Heilongjiang ZQPT, Wuxi ZQ and Dongguan QiangQiang own free of liens, for potential collateral loans. On March 31, 2011 our backlog of firm orders was approximately$60,192,583. Based on that backlog of orders, we believe that secured financing will be available on favorable terms if needed.

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

Our operating subsidiaries, Harbin ZQPT, Wuxi ZQ and Dongguan QiangQiang, and our VIE, Heilongjiang ZQPT, carry on business exclusively in Chinese RMB. Therefore the Company does not have any derivative instruments or other financial instruments that are market risk sensitive.

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

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this report.  During that period the employment of the Senior Vice President - Finance, who was the senior office in the Company’s New York office, terminated.  Management believes that until a replacement is engaged, the absence of this officer may have an adverse effect on the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

   During the quarter ended March 31, 2011, there was no material change in the status of any of the legal proceedings described in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors.

   There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sale of Equity Securities

In February and March 2011 the Company granted a total of 15,795 shares of common stock to two of the members of its board of directors.  The shares were granted in consideration of services, and were valued at the market value on the date of grant.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.

(c)	Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 1st  quarter of 2011.

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

ADVANCED BATTERY TECHNOLOGIES, INC.

Date: May 11, 2011	By:	/s/ Zhiguo Fu
Name: Zhiguo Fu
Title: Chief Executive Officer

Date: May 11, 2011	By:	/s/ Guohua Wan
Name: Guohua Wan
Title: Chief Financial Officer