Form 10-Q
period 2011-06-30
ADVANCED BATTERY TECHNOLOGIES, INC.
filed 2011-08-15
CIK 745651

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2011

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
Yes X                    No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer____       Accelerated filer X____        Non-accelerated filer____         Smaller reporting company____
_
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes____  No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 15, 2011
Common Voting Stock: 76,135,453

ADVANCED BATTERY TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2011

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$74,044,694	$111,128,070
Accounts receivable, net of allowance for doubtful accounts of $68,938 and $67,392 as of June 30, 2011 and December 31, 2010, respectively	19,509,545	16,084,366
Inventories, net of allowance for obsolescence of nil as of June 30, 2011 and December 31, 2010	8,076,814	5,224,553
Loan receivable and other receivables	1,991,156	1,872,888
Advance to suppliers, net	7,555,536	4,015,313
Deferred tax asset	457,568	447,305

Total Current Assets	111,635,313	138,772,495

Property, plant and equipment, net	107,508,191	57,452,244

Other assets:
Investment - equity in affiliate	763,973	776,860
Deposit for investment	-	11,721,468
Deposit for property, plant and equipment	10,040,744	2,307,350
Intangible assets, net - other	13,819,788	13,957,505
Goodwill	5,805,499	2,566,337
Other assets	85,961	44,211
Total other assets	30,515,965	31,373,731

TOTAL ASSETS	$249,659,469	$227,598,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,175,085	$1,282,410
Accrued expenses, other payables and advances from customers	1,934,301	451,294
Income tax payable	3,027,817	5,887,027

Total Current Liabilities	8,137,203	7,620,731

Long term liabilities:
Deferred tax liability	3,025,847	3,025,847
Warrant liability	540,419	11,749,803
Total Liabilities	11,703,469	22,396,381

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 face value; 5,000,000 shares authorized; 2 shares issued and 2 shares outstanding as of June 30, 2011 and December 31, 2010. Liquidation preference of $2,000 as of June 30, 2011 and December 31, 2010.	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 76,635,015 and 76,619,220 shares issued as of June 30, 2011 and December 31, 2010, respectively. 76,440,434 and 76,424,639 shares outstanding as of June 30, 2011 and December 31, 2010, respectively.	76,635	76,619
Additional paid-in capital – stock and stock equivalents	101,089,033	100,198,536
Accumulated other comprehensive income	16,036,180	11,414,192

Statutory reserve	5,558,455	4,855,774
Retained earnings	115,695,187	89,156,458
Less: Cost of treasury stock (194,581 shares as of June 30, 2011 and December 31, 2010)	(499,490)	(499,490)
Total Stockholders' Equity	237,956,000	205,202,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$249,659,469	$227,598,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
 COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$31,350,652	$22,835,358	$59,992,387	$42,384,375
Cost of Goods Sold	17,931,598	11,796,140	34,739,768	21,729,456
Gross Profit	13,419,054	11,039,218	25,252,619	20,654,919

Operating Expenses
Research and development expenses	298,257	38,980	444,058	86,420
Selling, general and administrative expenses	2,076,392	1,953,851	3,961,029	4,522,360

Operating income	11,044,407	9,046,387	20,847,534	16,046,139

Other Income (Expenses)
Interest income	112,173	80,138	219,392	187,336
Interest (expense)	-	(133)	-	(39,793)
Other income	24,823	-	20,378	-
Foreign currency transaction (loss)	(90,677)	-	(90,677)	-
Change in fair value of warrants	2,189,565	4,191,406	11,209,384	5,397,280

Total other income	2,235,884	4,271,411	11,358,477	5,544,823

Equity gain (loss) from unconsolidated entity	(923)	3,315	(12,887)	1,876

Income before Income Taxes	13,279,368	13,321,113	32,193,124	21,592,838
Provision for Income Taxes
Income tax expense	3,007,163	810,875	4,951,713	1,558,027

Net Income	$10,272,205	$12,510,238	$27,241,411	$20,034,811

Other Comprehensive Income
Foreign currency translation adjustment	3,452,741	811,204	4,621,987	1,230,789

Comprehensive Income	$13,724,946	$13,321,442	$31,863,398	$21,265,600

Earnings per share

Basic	$0.13	$0.20	$0.36	$0.33

Diluted	$0.12	$0.18	$0.33	$0.29

Weighted average number of common shares outstanding
Basic	76,444,372	61,549,661	76,430,526	61,544,259
Diluted	82,613,233	68,661,790	82,599,387	68,656,388

  The accompanying notes are an integral part of the condensed consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$27,241,411	$20,034,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,386,938	2,210,253
Amortization of deferred consulting expenses	58,188	58,188
Amortization of stock-based compensation expense	832,324	756,573
Equity loss (gain) of unconsolidated entity	12,887	(1,876)
Provision for doubtful accounts and inventory valuation allowance	-	636,260
Gain on disposal of fixed asset	-	(146)
Change in fair value of warrants	(11,209,384)	(5,397,280)
Changes in operating assets and liabilities:
Accounts receivable, net	354,235	62,213
Inventories, net	(828,187)	(2,518,300)
Other receivables and other assets	(157,958)	3,291,081
Advance to suppliers	(3,316,058)	-
Accounts payable	(417,748)	1,150,261
Accrued expenses, other payables and advances from customers	827,939	(734,579)
Income tax payable	(2,922,645)	159,777
Net Cash Provided By Operating Activities	12,861,942	19,707,236

Cash Flows from Investing Activities:
Deposit for property, plant and equipment	(7,590,730)	(1,419,217)
Purchase of property, plant and equipment	(40,436,963)	(6,102,708)
Proceeds from disposal of property, plant and equipment	-	5,127
Cash acquired from business combination	52,831	-
Acquisition of subsidiary	(3,631,554)	-
Acquisition of intangible assets	(48,605)	-
Net Cash (Used in) Investing Activities	(51,655,020)	(7,516,798)

Cash Flows from Financing Activities:
Repayment of bank loan	-	(2,929,930)

Net Cash Provided By (Used In) Financing Activities	-	(2,929,930)

Effect of Exchange Rate Changes on Cash	1,709,702	232,424

Increase in cash	(37,083,376)	9,492,932

Cash - Beginning of period	111,128,070	52,923,358

Cash - End of period	$74,044,694	$62,416,290

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$-	47,324
Income taxes	$7,442,745	2,409,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company follows the same accounting policies in the preparation of interim reports.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cashtech Inc., Harbin ZQPT, Wuxi ZQ, Shenzhen ZQ and the VIE, HLJ ZQPT.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Variable Interest Entity

The accounts of Heilongjiang ZQPT have been consolidated with the accounts of the Company because Heilongjiang ZQPT is a variable interest entity with respect to Harbin ZQPT, which is a wholly-owned subsidiary of the Company.  Harbin ZQPT is party to five agreements dated September 8, 2004 with the owners of the registered equity of Heilongjiang ZQPT and with Heilongjiang ZQPT.  In summary, the five agreements contain the following terms:

•
Consulting Services Agreement and Operating Agreement. These two agreements provide that Harbin ZQPT will be fully responsible for the management of Heilongjiang ZQPT, both financial and operational. Harbin ZQPT has assumed responsibility for the debts incurred by Heilongjiang ZQPT and for any shortfall in its registered capital. In exchange for these services and undertakings, Heilongjiang ZQPT pays a fee to Harbin ZQPT equal to the net profits of Heilongjiang ZQPT. In addition, Heilongjiang ZQPT pledges all of its assets, including accounts receivable, to Harbin ZQPT. Meanwhile, Heilongjiang ZQPT's shareholders pledged the equity interests of Heilongjiang ZQPT to Harbin ZQPT to secure the payment of the Fee.

•
Proxy Agreement. In this agreement, the shareholders of Heilongjiang ZQPT granted an irrevocable proxy to the person designated by Harbin ZQPT to exercise the voting rights and other rights of shareholder.

•
Option Agreement. In this agreement, the shareholders of Heilongjiang ZQPT granted to Harbin ZQPT the right to purchase all of their equity interest in the registered capital of Heilongjiang ZQPT or the assets of Heilongjiang ZQPT. The option may be exercised whenever the transfer is permitted under the laws of the PRC. The purchase price shall be equal to the original paid-in price of the Purchased Equity Interest by the Transferor, unless the applicable PRC laws and regulations require appraisal of the equity interests or stipulate other restrictions on the purchase price of equity interests. The agreement also contains covenants designed to prevent any material change occurring in the legal or financial condition of Heilongjiang ZQPT without the consent of Harbin ZQPT.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

•
Equity Pledge Agreement. In this agreement, Heilongjiang ZQPT shareholders agree to pledge all the equity interest in Heilongjiang ZQPT to Harbin ZQPT as security for the performance of the obligation under the Consulting Services Agreement and the payment of Consulting Services Fees under each agreement.

Harbin ZQPT may terminate the agreements at will.  Heilongjiang ZQPT may only terminate the agreements if (a) there is an unremedied breach by Harbin ZQPT, (b) the operations of Harbin ZQPT are terminated, (c) Heilongjiang ZQPT loses its business license, or (d) circumstances arise that materially and adversely affect the performance or objectives of the Agreement.  The Consulting Services Agreement, under which all revenues are assigned from Heilongjiang ZQPT to Harbin ZQPT, and the Equity Pledge Agreement have no expiration date.  The other three agreements terminate on September 4, 2014 unless extended by the parties.

In sum, the agreements transfer to Harbin ZQPT all of the benefits and all of the risk arising from the operations of Heilongjiang ZQPT, as well as complete managerial authority over the operations of Heilongjiang ZQPT.   Harbin ZQPT is the guarantor of all of the obligations of Heilongjiang ZQPT.  Since 2004 all of the funds used by Heilongjiang ZQPT to expand and operate its business have been provided by Harbin ZQPT.  By reason of the relationship described in these agreements, Heilongjiang ZQPT is a variable interest entity with respect to Harbin ZQPT because the following characteristics identified in ASC 810-10-15-14 are present:

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

Because the relationship between Heilongjiang ZQPT and Harbin ZQPT is entirely contractual, the Company’s interest in Heilongjiang ZQPT depends on the enforceability of those agreements under the laws of the PRC.  We are not aware of any judicial decision as to the enforceability of similar agreements under PRC law.  However, as the owners of the registered equity of Heilongjiang ZQPT are our Chairman, his spouse, and three close associates, we do not believe that there is a significant risk that Heilongjiang ZQPT will seek to terminate the relationship or otherwise breach the agreements.  Accordingly, we believe that consolidation of the financial statements of Heilongjiang ZQPT with those of the Company is appropriate.

The carrying amount and classification of Heilongjiang ZQPT’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

	June 30, 2011	December 31, 2010
	(unaudited)

Total current assets*	$86,958,498	$83,649,753
Total assets*	131,895,059	133,306,312
Total current liabilities**	17,428,554	32,396,351
Total liabilities**	17,428,554	32,396,351
______________
* Including intercompany accounts of $40,008,156 and $7,314,032 as at June 30, 2011 and December 31, 2010 that are eliminated in consolidation.

** Including intercompany accounts of $14,294,011 and $30,788,579 as at June 30, 2011 and December 31, 2010 that are eliminated in consolidation.

The following table summarizes the effects of consolidating Heilongjiang ZQPT with Advanced Battery Technologies and its subsidiaries:

	Advanced Battery Technologies and Subsidiaries	Heilongjiang ZQPT	Intercompany Eliminations	Consolidated
Balance Sheet
Current Assets	$64,684,971	$86,958,498	$(40,008,156)	$111,635,313
Property, Plant & Equipment	66,732,249	40,775,942	-	107,508,191
Total Assets	$117,764,410	131,895,059	-	249,659,469

Current Liabilities	5,002,660	17,428,554	(14,294,011)	8,137,203
Long-Term Liabilities	3,566,266	-	-	3,566,266
Stockholders’ Equity	123,489,495	114,466,505	-	237,956,000

Statements of Operations - Six Months Ended June 30, 2011
Revenue	35,545,113	31,229,743	(6,782,469)	59,992,387
Gross Profit	10,573,567	14,691,967	(12,915)	25,252,619
Operating Income	7,140,343	13,720,106	(12,915)	20,847,534
Net Income	16,015,332	11,238,994	(12,915)	27,241,411

Statements of Cash Flows - Six Months Ended June 30, 2011
Net Cash (Used In) Provided By Operating Activities	(7,724,941)	20,586,883	-	12,861,942
Net Cash (Used In) Investing Activities	(47,177,008)	(4,478,013)	-	(51,655,020)
Net Cash (Used In) Provided By Financing Activities	-	(37,296,042)	37,296,042	-

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The Company is pursuing governmental approval of the transfer of all of the assets of Heilongjiang ZQPT to Harbin ZQPT.  To date, all of the real property interests have been transferred.  Management believes that transfer of all of the assets will be completed in 2012, at which time the VIE relationship will be terminated.

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, accrued expenses, other payables and deposits for property, plant and equipment, approximate their fair market value due to the short-term nature of these instruments. The Company uses Level 3 method to measure fair value of its warrant liability.  See Note 11 for disclosure of the inputs and valuation techniques used to measure the fair value of the warrant liability.  During the three and six months ended June 30, 2011 and 2010, the Company’s warrant liability accounts changed as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Beginning balance	$2,729,984	$16,015,461	$11,749,803	$17,221,335
Issuance of warrants	-	-	-	-
Exercise of warrants	-	-	-	-
Change in fair value of warrants included in earnings *	(2,189,565)	(4,191,406)	(11,209,384)	(5,397,280)
Ending balance	$540,419	$11,824,055	$540,419	$11,824,055

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of ASC 350, “Intangibles - Goodwill and Other.” Under ASC 350, goodwill and intangible assets that are deemed to have indefinite useful lives are not amortized. Rather, they are assessed for impairment. We perform impairment testing on the intangible assets whenever events or changes indicate that the fair value of these intangible might be impacted.  We perform the goodwill impairment assessment on the last day of the each fiscal year.  To test goodwill for impairment, we first assign the recorded goodwill to one of our two reporting units, the battery operations and the electric vehicle operations, by comparing the estimated fair value of the reporting unit as a whole with the fair values of the unit’s identifiable net assets.  We apply the following two-step process to each reporting unit:

-
Step 1: We estimate the fair value of the reporting unit (UFV) in the manner described above and compare it with the unit’s book value (UBV), which equals the recorded amounts of assets and allocated goodwill less liabilities. We measure the fair value of the reporting unit by projecting five years of net cash flow from the reporting unit then discounting to present value. When UFV is greater than UBV, there is no impairment, and the test is complete. When UFV is less than UBV, then we go to Step 2.

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

The Company sells its products to customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company makes custom products based on sales agreements, so no returns are allowed. The Company provides warranty on the product for one year from the date of shipment only in the event of defects. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the three and six months ended June 30, 2011 and 2010, no sales returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and development costs

Research and development costs are expensed as incurred. The salaries of engineers and technical staff in our research and development division are included in research and development expense. The Company had $298,257 and $38,980 for the three months ended June 30, 2011 and 2010, and $444,058 and $86,420 for the six months ended June 30, 2011 and 2010, respectively.

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

 Statutory Reserves

Under PRC law our Chinese subsidiaries are required to provide for a statutory general reserve, and are permitted to provide for an enterprise expansion fund and a staff welfare and bonus fund.  Each subsidiary is required to allocate at least 10% of its after tax profits as determined under PRC GAAP to the general reserve, but have the right to discontinue allocations to the general reserve when the balance of the general reserve has reached 50% of the subsidiary’s registered capital.  Appropriations to the enterprise expansion fund and the staff welfare and bonus fund are at the discretion of the board of directors of the subsidiary.

The aggregate balance of our subsidiaries’ general reserve funds at June 30, 2011 and December 31, 2010 was $5,558,455 and $4,855,774, respectively.  HLJ ZQPT did not contribute to this fund in the current period, since it has allocated the maximum required.  None of the subsidiaries has contributed to the enterprise expansion fund or to the staff welfare and bonus fund.  The balance of the general reserve fund cannot be distributed to the parent corporation except upon liquidation of the subsidiary, and will not be available for payment of dividends to the Company’s shareholders.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation and transactions

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

Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of income.

Recently Adopted Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310). This update requires new disclosures and enhances current disclosures about the allowance for credit losses and the credit quality of financing receivables. However, the following receivables are excluded from the scope of this amendment: receivables measured at fair value with changes included in earnings and receivables measured at lower of cost or market and trade receivables with contractual maturities of one year or less that arose from the sale of goods or services. This standard is effective for interim and annual periods ending on or after December 15, 2010. The Company adopted the disclosure requirements effective January 1, 2011.

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this guidance on January 1, 2011 and have disclosed our acquisition of Shenzhen ZQ accordingly

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. There was no impact from the adoption of this guidance to our consolidated balance sheets or statements of income as the amendment only addresses disclosures.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

1.	Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.
2.	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is currently evaluating the impact, if any, of ASU No. 2011-04 on the Company’s financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted because compliance with amendments is already permitted. The Company already complies with this presentation.

 3. ACQUISITION

On January 6, 2011, the Company through its wholly owned subsidiary, Harbin ZQPT, acquired all of the assets of Shenzhen ZQ. In exchange for the assets of Shenzhen ZQ, Harbin ZQPT paid to Shenzhen ZQ 135,000,000 Renminbi (approximately $20.5 million), of which 111,250,000 Renminbi (approximately $16.9 million) are being used to satisfy the liabilities of Shenzhen ZQ.

Shenzhen ZQ manufactures small rechargeable polymer lithium-ion batteries. The acquisition was a strategic move to expand the Company’s product variety and manufacturing capacity.  In addition, Shenzhen is a distribution center for batteries, by having a presence in Shenzhen, it will benefit the Company’s overall strategic development plan.

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

If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price is recorded as “other income (expense): gain on bargain purchase” in the Company’s Consolidated Statement of Income.  Acquisition-related costs, such as professional fees and administrative costs are recorded as expenses in the period in which they are incurred and the services rendered.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

3. ACQUISITION (Continued)

The purchase price for the assets of Shenzhen ZQ was allocated to tangible assets acquired and liabilities assumed, and a portion of the purchase price was paid to vendors for equipment that Shenzhen ZQ committed to acquire.  The estimated fair value of the tangible assets acquired and liabilities assumed approximated their historical cost basis.  The excess of the purchase price over net assets and payment to vendors for equipment is recorded in goodwill. The Company also acquired an established customer list and certain technology of Shenzhen ZQ, the Company is in the process of appraising the fair value of these intangible assets and expects to complete the appraisal by the end of third quarter of 2011.  Goodwill will be adjusted upon completion of the fair value appraisal of the acquired intangible assets of Shenzhen ZQ.

The purchase price paid for the assets of Shenzhen ZQ has been preliminarily allocated as follows:

Cash and cash equivalents	$52,588
Accounts receivable	3,359,157
Inventories	1,863,674
Fixed Assets	9,745,726
Intangible assets	9,487
Accounts payable	(2,129,603)
Taxes payable	(167,845)
Other payable and accrued expenses	(10,624,173)
Long-term payable	(100,783)
Due to previous shareholder	(1,522,047)

Net assets acquired	486,181
Purchase price used for payment of liability arising from commitment to pay vendors for equipment purchases	16,932,771
Goodwill upon acquisition	3,128,680
Total purchase price	$20,547,632

 The following unaudited pro forma financial information presents the consolidated results of the Company for the three and six months ended June 30, 2010 as though the acquisition of the assets of Shenzhen ZQ was completed as at the beginning of three and six months ended June 30, 2010.
	For the three months ended June 30, 2010
	As reported	Pro forma adjustments	Pro forma results
Revenue	$22,835,358	$2,792,078	$25,627,436
Net income	$12,510,238	$(829,551)	$11,680,687
Earnings per share - basic	$0.20	$(0.02)	$0.19
Earnings per share - diluted	$0.18	$(0.01)	$0.17

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

3. ACQUISITION (Continued)

	For the six months ended June 30, 2010
	As reported	Pro forma adjustments	Pro forma results
Revenue	$42,384,375	$4,103,144	$46,487,519
Net income	$20,034,811	$(540,176)	$19,494,635
Earnings per share - basic	$0.33	$(0.01)	$0.32
Earnings per share - diluted	$0.29	$(0.01)	$0.28

4. INVENTORIES

	June 30, 2011	December 31, 2010
	(unaudited)

Raw materials	$2,151,008	$1,443,188
Work-in-process	1,243,735	965,280
Finished goods	4,732,372	2,865,258
	8,127,115	5,273,726
Less: allowance	(50,301)	(49,173)
	$8,076,814	$5,224,553

4. INVESTMENT IN AFFILIATE

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

 The Company has significant influence on BET and therefore accounts for its investment in BET under the equity method. According to the Agreement, the Company has significant influence over the operating and financial policies of BET, including a right of approval of its operating budget, veto power over large capital expenses, and other management controls. Net loss on this investment using the equity method was $923 and $12,887 for the three and six months ended June 30, 2011, respectively.  Net loss on this investment was $437 and $1,876 for the three and six months ended June 30, 2010, respectively. The condensed balance sheet and income statement information of the investment in affiliate is not significant.

The Company uses its best estimate of future cash flows expected to result from the use of this asset in accordance with ASC 480. There was no impairment loss for the three and six months ended June 30, 2011 and the comparative periods in 2010.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30,, 2011	December 31, 2010
	(unaudited)

Building and improvements	$37,065,203	$36,067,404
Machinery and equipment	26,508,789	15,724,614
Motor Vehicles	998,355	919,471
	64,572,347	52,711,489
less: Accumulated Depreciation	(10,632,129)	(8,411,355))
Construction in Progress	53,567,972	13,152,109
Total property, plant and equipment, net	$107,508,191	$57,452,243

Depreciation expense for the three and six months ended June 30, 2011 was $1,035,742 and $2,019,970, respectively. Depreciation expense for the three and six months ended June 30, 2010 was $844,818 and $1,790,193, respectively. Depreciation expense included in cost of goods sold for the three and six months ended June 30, 2011 was $834,785 and $1,620,233, respectively. Depreciation expense included in cost of goods sold for the three and six months ended June 30, 2010 was $401,440 and $956,929, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  No interest has been capitalized in construction in process as of June 30, 2011 as the amount is insignificant.

In 2010 the Company entered into various agreements to purchase equipment and machinery in an effort to expand its production. In addition, in January 2011 the Company purchased a group of factories and the related land use right in Dongguan City for approximately $26 million, all of which except for approximate $2,723,000 was paid at that time. The Company expects to pay the remainder amount by the end of 2011. As of June 30, 2011, the entire purchase price was included in construction in progress because it is in the process of obtaining the title and related legal documents. The Company has not allocated the purchase price between buildings, machinery and the land use right because the fair value analysis necessary to determine the appropriate allocation has not been completed.

6. DEPOSIT FOR INVESTMENT

In January 2011, Harbin ZQPT, a subsidiary of the Company, completed the acquisition of all of the assets of Shenzhen ZQ for a purchase consideration of RMB 135,000,000 (approximately $20 million). The initial deposit of $11,721,468 (equivalent to RMB 77,500,000) as of December 31, 2010 served as a portion of the purchase consideration and has been allocated among the acquired assets in the manner described in Note 3.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

7. INTANGIBLE ASSETS - OTHERS

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

Rights to use land and power and patent rights are stated at fair market value less accumulated amortization. The Company amortizes the patents over a 3-10 year period. The Company evaluates finite-lived intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of June 30, 2011 and December 31, 2010, no impairment of intangible assets has been recorded.

 Net intangible assets at June 30, 2011 were as follows:

				Amortization
	Initial Book Value	Accumulated Amortization	Net Book Value	Period (Years)

Rights to use land and power	$13,256,011	$760,076	$12,495,935	48.6
Patents	1,191,905	205,478	986,427	9
Marketing network resource	1,000,038	732,566	267,472	3
Software	75,290	5,336	69,954	10
Total	$15,523,244	$1,703,456	$13,819,788

Net intangible assets at December 31, 2010 were as follows:

	Initial Book Value	Accumulated Amortization	Net Book Value	Amortization Period (Years)
Rights to use land and power	$13,094,085	$591,703	$12,502,382	48.6
Patents	1,172,612	172,771	999,841	9
Marketing network resource	1,000,038	558,396	441,642	3
Software	16,097	2,457	13,640	10
Total	$15,282,832	$1,325,327	$13,957,505

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

7. INTANGIBLE ASSETS - OTHERS (Continued)

Amortization expense was $185,265 and $366,969 for the three and six months ended June 30, 2011, respectively.  Amortization expense was $196,921 and $ $393,906 for the three and six months ended June 30, 2010, respectively.

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

The Company has issued all 5,000,000 shares provided in the Plan in the form of grants of restricted common stock.  As of June 30, 2011, 3,440,000 of those shares had vested and no shares have been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2004 Equity Incentive Plan as of June 30, 2011, and changes for the six months ended June 30, 2011, is presented below:

Unearned stock compensation as of December 31, 2010	$1,572,174
Unearned stock compensation granted	-
Compensation expenses recorded on the statement of income with a credit to additional paid-in capital	(132,880)
Unearned stock compensation as of June 30, 2011 - unaudited	$1,439,294

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

 8. STOCK-BASED COMPENSATION (Continued)

The following table shows the amortization of the unearned stock compensation relating to the 2004 Plan:

For the year ending December 31,	Amortization
Remainder of 2011	$132,240
2012	264,480
2013	264,480
2014	264,480
2015	146,413
Thereafter	367,201
$1,439,294

As of June 30, 2011, the weighted average period that the unearned compensation cost is expected to be recognized in earnings for the 2004 Plan is 7.5 years.

In addition, the compensation cost recorded to additional paid-in capital in relation to shares issued to non-employee consultants under the 2004 Plan in prior years and current period was $469,274. The Company’s contracts with these consultants have terms ranging from 60 months to 120 months.  All shares granted were fully vested and nonforfeitable at the date on which the Company entered into the consulting contract with each non-employee.  However, following ASC 505-50-30-11 and 505-50-30-12, the Company has determined that the disincentives for nonperformance are not sufficiently large to establish a performance commitment, and that, accordingly, the measurement date for the shares is the date on which performance is complete, which is the date of grant.  The Company has continued to account for the shares as a prepaid expense, amortized over the terms of the contracts.  The compensation expense relating to shares issued to non-employee consultants for the three and six months ended June 30, 2011 and 2010 was $29,094 and $58,188, respectively.

The following table shows the projected amortization of the unearned stock compensation relating to consulting contracts:

For the Year Ending December 31,	Amortization
Remainder of 2011	$54,105
2012	66,043
$120,148

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

8. STOCK-BASED COMPENSATION (Continued)

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

The Company has issued 7,265,711 of the shares provided in the Plan in the form of grants of restricted common stock.  As of June 30, 2011, 2,190,475 of those shares had vested and 3,000 shares have been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2006 Equity Incentive Plan as of June 30, 2011 is presented below:

Unearned stock compensation as of December 31, 2010	$3,872,571
Unearned stock compensation granted	60,000
Compensation expenses recorded on the statement of income with a credit to additional paid-in capital	(699,444)
Unearned stock compensation as of June 30, 2011 - unaudited	$3,233,127

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

8. STOCK-BASED COMPENSATION (Continued)

 The following table shows the amortization of the unearned stock compensation relating to the 2006 Plan:

For the year ending December 31,	Amortization
Remainder of 2011	$324,653
2012	240,863
2013	233,363
2014	233,363
2015	233,363
Thereafter	1,967,522
$3,233,127

As of June 30, 2011, the weighted average period that the unearned compensation cost is expected to be recognized in earnings for the 2006 Plan is 11.2 years.

(3)  Recent Stock-Based Compensation Activities

There were 340,000 shares of stock options outstanding as of June 30, 2011 and December 31, 2010. The fair value of stock options was calculated using a Black-Scholes option-pricing model with the following assumptions:

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

8. STOCK-BASED COMPENSATION (Continued)

The following table summarizes the stock option activities of the Company:

		Options Outstanding			Options Exercisable
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number exercisable	Weighted average exercise price

Outstanding at December 31, 2010	340,000	$2.66	3.00	$404,600.00	340,000	$2.66
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited/Expired	-	-	-	-	-	-
Outstanding at June 30, 2011 - unaudited	340,000	$2.66	2.51	$-	340,000	$2.66

During the six months ended June 30, 2011 the Company granted a total of 15,795 shares of common stock with an aggregate fair value of $60,000 to two of its independent directors pursuant to their respective Service Agreements for a one year service period. Certificates for the shares were issued in April 2011.Stock based compensation expense totaled $22,500 was recorded during the three and six months ended June 30, 2011.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

9. INCOME TAXES

The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

China Pre-tax Income	$12,236,938	$11,097,716	$23,218,108	$19,306,036
BVI Pre-tax Income (loss)	(6,072)	39,930	36,712	(29,674)
Domestic Pre-tax Income	2,993,052	2,183,467	8,938,304	2,316,476
Total Pre-tax Income	$13,279,368	$13,321,113	$32,193,124	$21,592,838

Current:
China Income Tax Expense	$3,007,163	$810,875	$4,951,713	$1,558,027
Domestic Income Tax Expense	-	-	-	-
Total Current Income Tax Expense	$3,007,163	$810,875	$4,951,713	$1,558,027

Deferred:
China Income Tax Expense	$-	$-	$-	$-
Domestic Income Tax Expense	-	-	-	-
Total Deferred Income Tax Expense	$-	$-	$-	$-

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

9. INCOME TAXES (Continued)

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For The Three Months Ended June 30,		For The Six Months EndedJune 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Foreign income not recognized in the U.S.	-35.0%	-35.0%	-35.0%	-35.0%
China Statutory income tax rates	25.0%	25.0%	25.0%	25.0%
China income tax exemption	0.0%	-12.5%	0.0%	-12.5%
Parent companies' income not subject to China tax	-2.4%	-6.4%	-7.3%	-5.3%
Tax refund	0.0%	0.0%	-2.7%	0.0%
Other items	0.1%	0.0%	0.4%	0.0%
Effective consolidated current income tax rate	22.7%	6.1%	15.4%	7.2%

The estimated tax savings as a result of our tax holidays for the six months ended June 30, 2010 amounted to $1,555,284. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the six months ended June 30, 2010 from $0.33 to $0.30.

The Company was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for the three and six months ended June 30, 2011 and 2010. The net operating loss carry forwards, including amortization of share-based compensation but excluding change in fair value of warrants, for United States income tax purposes amounted to $9,968,504 and $8,137,837 as of June 30, 2011 and December 31, 2010, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2030. There are also deferred tax asset of $272,181 as of June 30, 2011 and December 31, 2010, resulting from temporary difference on stock options to employees. For United States income tax purposes, the valuation allowances as of June 30, 2011 and December 31, 2010 were $3,761,158 and $3,120,424, respectively.

The change in valuation allowance for the six months ended June 30, 2011 and 2010 were $640,734 and $(2,684,833), respectively.

The Company has cumulative undistributed earnings of foreign subsidiaries of $95,904,891 as of June 30, 2011. These undistributed earnings are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

 10. EARNINGS PER SHARE

Earnings per share is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding pursuant to ASC 260, “Earnings Per Share.”  The following are the calculations for earnings per share for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Basic earnings per share
Net Income	$10,272,205	$12,510,238	$27,241,411	$20,034,811
Weighted average number of common share outstanding - Basic	76,444,372	61,549,661	76,430,526	61,544,259
Earnings per share - Basic	$0.13	$0.20	$0.36	$0.33

Diluted earnings per share
Net Income	$10,272,205	$12,510,238	$27,241,411	$20,034,811
Weighted average number of common shares outstanding - Basic	76,444,372	61,549,661	76,430,526	61,544,259
Effect of conversion of preferred stock	528	528	528	528
Effect of exercise of options	-	64,268	-	64,268
Effect of diluted securities - unvested shares	6,168,333	7,047,333	6,168,333	7,047,333
Weighted average number of common shares outstanding - Diluted	82,613,233	68,661,790	82,599,387	68,656,388

Earnings per share - Diluted	$0.12	$0.18	$0.33	$0.29

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

10. EARNINGS PER SHARE (Continued)

At June 30, 2011 and 2010, the Company had outstanding warrants of 10,950,113 and 6,825,113, respectively. Warrants were excluded in the diluted earnings per share calculation as the stock market price is below warrants’ exercise price and were anti-dilutive for the three and six months ended June 30, 2011 and 2010.  At June 30, 2011, the Company had outstanding options of 340,000 that were excluded in the diluted earnings per share calculation as the stock market price is below options’ exercise price and were anti-dilutive for the three and six months ended June 30, 2011.

11. EQUITY PLACEMENTS

1) Convertible Preferred Stock

As of June 30, 2011, there were 2 shares of the preferred stock outstanding.  The shares have a liquidation preference of $1,000 each and are each convertible into 264 shares of common stock.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

11. EQUITY PLACEMENTS (Continued)

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

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

11. EQUITY PLACEMENTS (Continued)

Following is a summary of the status of warrants activities as of June 30, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	10,950,113	$4.75	2.30	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding at June 30, 2011 - unaudited	10,950,113	$4.09	0.63	$-

3) Accounting for Warrants

The Company has determined that both the Investor Warrants and the Placement Agent Warrants issued in the 2010 Financing met the conditions for equity classification pursuant to ASC 815 “Derivatives and Hedging” and ASC 815-40 “Contracts in Entity’s Own Equity” and therefore have been classified as equity instruments on the consolidated balance sheet as of June 30, 2011 and December 31, 2010.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

11. EQUITY PLACEMENTS (Continued)

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

The following table indicates the contributions to equity of each of the four securities offerings:

Offering	Net Proceeds	Warrants – Grant Date Fair Value	Equity
August 2008	$20,356,481	$7,520,805	$12,835,676
June 2009	23,067,535	10,512,319	12,555,216
October 2009	18,017,350	4,242,032	13,775,318
December 2010	28,471,500	-	28,471,500

The fair value of outstanding warrants was $540,419 and $11,749,803 as of June 30, 2011 and December 31, 2010. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions:

	As of June 30, 2011	As of December 31, 2010
Volatility	66%	74.92%
Risk free interest rate	1.285%	2.01%
Expected term	2.16-3.5 years	2.66-4.00 years

The change in fair value of warrants was recorded as other income for the three and six months ended June 30, 2011 and 2010.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

12.  CONCENTRATION OF RISKS

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balances held in PRC bank accounts were $71,692,565 and $81,738,623 as of June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011 and December 31, 2010, the Company held $2,352,129 and $29,379,473of cash balances within the United States of which $2,070,000 and $28,540,747 was in excess of FDIC insurance limits, respectively.

One major customer accounted for 10.6% of the net revenue for the three months ended June 30, 2011. At June 30, 2011, the total receivable balance due from this customer was $2,763,209 representing 14.2% of total accounts receivable. For the six months ended June 30, 2011, there were no customer concentration greater than or equal to 10% of the net revenue.

For the three and six months ended June 30, 2010, there were no customer concentration greater than or equal to 10% of the net revenue.

There were no supplier concentration greater than or equal to 10% of total purchases for the three and six months ended June 30, 2011.

One major supplier accounted for 10.1% of the total purchases for the three months ended June 30, 2010. At June 30, 2010, the total accounts payable balance to this supplier was $263,608 representing 14.4% of total accounts payable There were no supplier concentration greater than or equal to 10% of total purchases for the six months ended June 30, 2010.

13.  LITIGATION

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

The Company filed a motion to dismiss the Amended Complaint, both on forum non conveniens grounds and for failure to state a claim for relief.  On May 26, 2010, the Court granted the Company’s motion to dismiss on forum non conveniens grounds.  The dismissal was subject to the following conditions:  (a) Mr. Huang is able, if he so chooses, to bring a similar action against the Company in a court near his residence in China, (b) the Chinese forum accepts jurisdiction over the dispute, and (c) the Company agrees to (1) consent to a Chinese court’s jurisdiction for these civil actions, (2) toll any applicable statute of limitations for 120 days after the Court’s dismissal on  forum non conveniens grounds, (3) make available in the courts of China any evidence or witnesses in its possession, custody, or control in the United States that a Chinese court hearing these cases may deem relevant, and (4) pay any final, post-appeal judgment awarded against it by a Chinese court.  Huang did not file a notice of appeal of the Court’s order dismissing the action.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

 13.  LITIGATION (Continued)

Thereafter, on August 9, 2010 Mr. Huang refiled part, but, not all, of his claims in the People’s Court of Bao’an District, Shenzhen (the “Chinese Trial Court”).  The Chinese Trial Court refused to accept the case, holding that since the Company is incorporated in the United States (and, specifically, in Delaware), it was not subject to the jurisdiction of that Court.  Huang appealed, but the appeal was dismissed and the original decision of the Chinese Trial Court was affirmed.  The case was thereafter sent back to the U.S. District Court from China.  In March 2011 the United States District Court denied Mr. Huang’s request to reinstate the case in New York, finding that jurisdiction remains available in China.  To date Mr. Huang has not renewed his effort to file the case in the Chinese Trial Court.

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

Class Actions

Since April 2011 four class actions have been commenced in the United States District Court for the Southern District of New York against the Company and certain of the Company’s senior executive officers, asserting violations of the United States securities laws.  The complaints allege that the Company, in its filings with the Securities and Exchange Commission, made material misrepresentations and omissions.  The plaintiffs in the actions seek to represent a class of persons who purchased the Company’s common stock between November 24, 2008 and March 30, 2011.  The applications of plaintiffs to be appointed “lead plaintiff” in the consolidated action is pending before the Court.  No specific amount of damages has been alleged.  The Company and its senior management believe that the claims are without merit.  They intend to mount a vigorous defense to the actions and to seek their prompt dismissal after a consolidated complaint is filed.

Derivative Action

In May 2011 actions were commenced in the Supreme Court of New York State and in the United States District Court for the Southern District of New York purporting to be derivative actions on behalf of ABAT.  The actions allege that the Company’s Board of Directors breached their fiduciary duties to the Company in connection with the matters that are the subject of the Class Actions described above.  No specific amount of damages has been alleged.  The Company and its directors believe that the claims are without merit.  They intend to mount a vigorous defense to the actions and to seek their prompt dismissal.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

 14. COMMITMENTS AND CONTINGENCIES

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

The Company entered into various agreements to purchase equipment and machinery in an effort to expand its production in 2010.  As of June 30, 2011, the Company made a total payment of $3,931,596 on those equipment and machinery and a payment of $24,506,846 for the factories and land in Dongguan city. Additionally, the Company entered into several contracts and already made payment of $29,890,381 for ongoing construction projects. The Company still has the commitment to pay the remaining contract amount of $18 million in 2011.

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

Third Party Lease
Remainder of 2011	$50,430
2012	42,025
Total	$92,455

15.  RELATED PARTY TRANSACTIONS

In July 2009, the Company signed a lease agreement with the Chairman of the Company, Mr. Zhiguo Fu, to lease a house owned by Mr. Fu for the purpose of accommodating the frequent travel lodging needs for the Company’s employees in China traveling to the U.S. The monthly rent is $4,000 and the lease will expire in three years.

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

15.  RELATED PARTY TRANSACTIONS (Continued)

Rental expense under the lease from the Chairman for each year is as follows:

Related Party Lease
Remainder of 2011	$24,000
2012	24,000
$48,000

16.  SEGMENT INFORMATION

The Company follows the provisions of ASC 280, “Segment Reporting,” which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM has been identified as the Chief Executive Officer.

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

The measurement of segment income is determined as earnings before income taxes. The measurement of segment assets is based on the total assets of the segment, including intercompany advances among the PRC entities. Segment income and segment assets are reported to the Company’s (“CODM”) using the same accounting policies as those used in the preparation of these consolidated financial statements. Historically, there have been sale transactions between the two operating segments in addition to intersegment advances.

For the Three Months Ended June 30, 2011	Batteries	Electric Vehicles	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	$21,427,621	$13,199,869	$-	$(3,276,838)	$31,350,652
Interest Income (expense)	47,408	22,507	42,258	-	112,173
Depreciation and Amortization	610,487	590,795	19,726	-	1,221,007

Segment assets	142,672,996	73,570,263	253,604,940	(220,188,730)	249,659,469
Segment net income (loss) before tax	7,783,424	4,041,850	1,189,180	264,915	13,279,368

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

16.  SEGMENT INFORMATION (Continued)

For the Three Months Ended June 30, 2010	Batteries	Electric Vehicles	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	$14,029,427	$12,634,303	$-	(3,828,372)	22,835,358
Interest Income (expense)	36,894	(133)	43,244	-	80,005
Depreciation and Amortization	425,397	629,789	12,706	-	1,067,892
Segment assets	113,074,511	59,220,347	147,591,880	(147,612,441)	172,274,297
Segment net income (loss) before tax	6,465,055	4,466,067	3,312,320	(922,329)	13,321,113
For the Six Months Ended June 30, 2011	Batteries	Electric Vehicles	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	$40,831,834	$25,943,022	$-	$(6,782,469)	$59,992,387
Interest Income (expense)	88,663	44,061	86,668	-	219,392
Depreciation and Amortization	1,213,013	1,134,811	39,113	-	2,386,938
Segment assets	142,672,996	73,570,263	253,604,940	(220,188,730)	249,659,469
Segment net income (loss) before tax	15,003,286	7,889,784	9,287,138	12,916	32,193,124

For the Six Months Ended June 30, 2010	Batteries	Electric Vehicles	Non-operating entities	Inter-segment Elimination	Consolidated Total
Net Sales	$27,403,861	$21,703,953	$-	$(6,723,439)	$42,384,375
Interest Income (expense)	91,931	(39,793)	95,405	-	147,543
Depreciation and Amortization	850,945	1,260,943	98,365	-	2,210,253
Segment assets	113,074,511	59,220,347	147,591,880	(147,612,441)	172,274,297
Segment net income (loss) before tax	12,442,271	6,550,035	3,454,638	(854,106)	21,592,838

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

16.  SEGMENT INFORMATION (Continued)

Reconciliation of segment incomes to consolidated incomes	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011
	(unaudited)	(unaudited)

Total segment income (Operating entities)	$11,825,273	$22,893,070
Total segment income (Non-operating entities) (1)	1,189,180	9,287,138
Elimination of intersegment profits	264,915	12,916
Consolidated income before income taxes	$13,279,368	$32,193,124

Reconciliation of segment assets to consolidated assets	As of June 30, 2011
(unaudited)

Total segment net assets (Operating entities)	$216,243,259
Total segment net assets (Non-operating entities) (2)	253,604,940
Elimination of intersegment receivables	(220,188,730)
Consolidated assets	249,659,469

Reconciliation of segment incomes to consolidated incomes	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
	(unaudited)	(unaudited)

Total segment income (Operating entities)	$10,931,122	$18,992,306
Total segment income (Non-operating entities) (1)	3,312,320	3,454,638
Elimination of intersegment profits	(922,329)	(854,106)
Consolidated income before income taxes	$13,321,113	$21,592,838

Reconciliation of segment assets to consolidated assets	As of June 30, 2010
(unaudited)

Total segment net assets (Operating entities)	$172,294,858
Total segment net assets (Non-operating entities) (2)	147,591,880
Elimination of intersegment receivables	(147,612,441)
Consolidated assets	172,274,297

ADVANCED BATTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

16.  SEGMENT INFORMATION (Continued)

(1)
“Non-operating entities” identifies our U.S. parent corporation, Advanced Battery Technologies, Inc., and its subsidiary holding company, Cashtech Investment Limited, a British Virgin Islands corporation. “Segment income (Non-operating entities)” refers to the administrative expenses of those two entities, including the expenses attributable to our New York City office, other income/expenses arising from financing activities conducted by the parent corporation, such as “change in fair value of warrants, and other income/expenses arising from investment activity by the parent corporation.

(2)
“Segment net assets (Non-operating entities”) refers to the net assets of the non-operating entities identified in the preceding note, and includes the book value of the two subsidiaries of Cashtech Investment Limited, which are our two operating companies, as well as cash accounts maintained by our parent company.

17.  SHARE REPURCHASE PROGRAM

On June 30, 2011, the Company’s Board of Directors unanimously approved a share repurchase program that authorizes the Company to repurchase up to $10 million of the Company’s common stock in the open market. Purchases will be made at the discretion of management, with the timing dependent on prevailing market conditions. As of June 30, 2011, no shares have been repurchased.

18.  SUBSEQUENT EVENT

In July 2011, the Company repurchased 89,400 shares of its common stock at an average unit price of $1.0519 per share (a total price before commissions of $94,040) from the market under the share repurchase program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Advanced Battery Technologies. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

On January 5, 2011 Cashtech Investment Limited, a wholly-owned subsidiary of the Company, purchased the land and buildings at 3 Middle, Qingxi Town, Dongguan City, Guangdong Province, China. The buildings consist of four industrial facilities with a total of 36,468 square meters of floor space, an office building with 5246 square meters, three dormitories with a total of 14,710 square meters, and a power supply facility, and the associated land use right. The purchase price was 176 million RMB (approximately $26 million). Those assets have been transferred to a wholly-owned subsidiary of the Company named “Dongguan QiangQiang New Energy Technology Co., Ltd.”  The Company is developing the property as the center of an industrial park in Dongguan City. The new property is now under infrastructure construction and according to Company estimates the commissioning date will be in October 2011.

Results of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three and six months ended June 30, 2011 and 2010 respectively.

For the Three Months Ended June 30,
			Change
	2011	2010	Amount	%
Revenues	$31,350,652	$22,835,358	$8,515,294	37.3%
Cost of Goods Sold	17,931,598	11,796,140	6,135,458	52.0%
Gross Profit	13,419,054	11,039,218	2,379,836	21.6%
Operating Expenses	2,374,649	1,992,831	381,818	19.16%
Operating Income	11,044,407	9,046,387	1,998,020	22.09%
Other Income	2,235,884	4,271,411	(2,035,527)	47.7%
Net Income	$10,272,205	$12,510,238	$(2,238,033)	-17.9%
Gross margin	42.80%	48.34%		-5.54%

For the Six Months Ended June 30,
			Change
	2011	2010	Amount	%
Revenues	$59,992,387	42,384,375	$17,608,012	41.5%
Cost of Goods Sold	34,739,768	21,729,456	13,010,312	59.9%
Gross Profit	25,252,619	20,654,919	4,597,700	22.3%
Operating Expenses	4,405,087	4,608,780	(203,693)	-4.4%
Operating Income	20,847,534	16,046,139	4,801,393	29.9%
Other Income	11,358,477	5,544,823	5,813,654	104.8%
Net Income	$27,241,411	20,034,811	$7,206,600	36%
Gross margin	42.1%	48.71%		-6.64%

 Revenues

We had total revenues of $ 31,350,652 for the three months ended June 30, 2011, an increase of $8,515,294 or 37.3%, compared to $22,835,358 for the three months ended June 30, 2010. For the six months ended June 30, 2011, total revenues of $59,992,387 represented an increase of $17,608,012 or 41.5%, compared to $42,384,375 for the six months ended June 30 2010.  The increase in revenues was primarily due to the contribution of revenues from:

1.
Wuxi ZQ.  Wuxi ZQ revenues of $13,209,066 for the three months and $25,943,022 for the six months ended June 30, 2011 represented increases of $565,895 and $4,239,398 compared to revenues during the three and six months ended June 30, 2010.

2.
Shenzhen-based Operations.  We acquired the assets of Shenzhen ZQ in January, 2011.  The three and six month revenue for the periods ended June 30, 2011 attributable to our new Shenzhen operations was $5,253,910 and $9,602,091, respectively.

3.
Harbin-based Operations.  Revenues of $12,896,872 and $24,447,274 from our Harbin- based battery operations for the three and six months ended June 30, 2011 represented increases of 26.4% and 18.2% respectively compared to the comparable periods ended June 30, 2010.

In the three and six month periods ended June 30, 2011 and 2010, the contribution of batteries in our four sales categories as well as the contribution of electric vehicles to our total revenues was:

	For the Three Months Ended June 30,
	2011	% (of total revenue)	2010	% (of total revenue)
Small Capacity Battery	$6,776,254	21.61%	$870,283	3.81%
Medium Capacity Battery	5,974,933	19.06%	2,691,335	11.79%
Large Capacity Battery	4,290,365	13.69%	4,111,822	18.01%
Miner's Lamp	1,100,034	3.51%	2,527,944	11.07%
Electric Vehicle	13,209,066	42.13%	12,633,974	55.33%
Total	$31,350,652	100.00%	$22,835,358	100.00%

	For the Six Months Ended June 30,
	2011	% (of total revenue)	2010	% (of total revenue)
Small Capacity Battery	$12,317,264	20.53%	$2,067,985	4.88%
Medium Capacity Battery	8,626,406	14.38%	7,558,590	17.83%
Large Capacity Battery	11,465,325	19.11%	6,589,801	15.55%
Miner's Lamp	1,640,370	2.73%	4,464,374	10.53%
Electric Vehicle	25,943,022	43.25%	21,703,624	51.21%
Total	$59,992,387	100.00%	$42,384,375	100.00%

The increase in the portion of our revenue attributable to small capacity batteries is primarily attributable to the $9,602,091 contributed by our new Shenzhen operations during the first six months of 2011.  In recent years, we had reduced our focus on this market, as we found it difficult to achieve high margins on small capacity batteries, primarily due to the extensive amount of competition.  Our current expectation, however, is that, in time, the advanced technology and facilities that we acquired from Shenzhen ZQ, along with the established customer list, will allow us to achieve worthwhile margins in the small capacity battery sector.  For that reason we expect that the focus of operations at the Dongguan industrial park that we currently have under construction will be in large part on small capacity batteries.

Even with the acquisition of the Shenzhen production facility, which is focused on small capacity batteries, we continue to expect large capacity batteries to lead the growth of our battery segment.  In line with that expectation, sales of the large capacity batteries (used for electric sanitation vehicles, stationary applications, and other large scale battery applications) increased by 74% from the first six months of 2010 to the first six months of 2011.  We expect continued growth in this sector in coming years, as China’ strong recent emphasis on environmentally sound growth should result in expansion of the electric vehicle industry in China.

The contribution of miner’s lamps to our revenue has diminished significantly in recent quarters.  Our expansion in this market had been driven by a three year contract that we made in 2006 with a Hong Kong-based mining company.  Since that contract expired, we have been unable to replace the sales.

           At June 30, 2011 we had a backlog of $61,230,000 for delivery through the next 6 months, including a battery backlog of approximately $33,030,000.

Gross Profit.

Our cost of goods sold consists of the cost of raw materials, labor costs and production overhead. In the three months ended June 30, 2011, our revenue increased by 37.3% but our cost of goods sold increased by 52%, from $11,796,140 to $17,931,598, compared to the same period in 2010.  Similarly, cost of goods sold for the six months ended June 30, 2011 increased by 60% compared to the first half of 2010, although revenue increased by only 42%.  The disproportionate increase on our cost of goods sold primarily occurred because the $9,602,091 in sales of small capacity batteries generated from our new Shenzhen facility yielded a low margin relative to our other revenue.    The overall result was a decrease in our gross margin from 48% in the three months ended June 30, 2010 to 43% in the same period of 2011, and from 49% in the first half of 2010 to 42% in the first half of 2011.   Although we believe that we will be able to improve the profitability of the Shenzhen operation, our gross margins for the remainder of 2011 are likely to remain lower than in 2010 due to the inclusion of Shenzhen sales.

           Operating Expenses; Operating Income

The Company’s operating expenses increased by 21%, from $1,992,831 in the three months ended June 30, 2010 to $2,374,648 in the three months ended June 30, 2011.  The primary reason for the increase was the fact that operating expenses of the Shenzhen operation that we acquired in January 2011 were included in our 2011 results.  In addition, research and development expenses increased by $259,277 from the second quarter of 2010 to the second quarter of 2011.  These increases were partially offset by a bad debt expense of $160,000 incurred in the second quarter of 2010 that was not replicated in 2011.

Despite the increase in second quarter operating expenses, our operating expenses for the six months ended June 30, 2011 were 4% lower than our operating expenses in the six months ended June 30, 2010.  In addition to the aforementioned bad debt expense in 2010, the improvement in operating expenses reflected our ongoing efforts at cost containment.

Included in our general and administrative expense during the three and six months ended June 30, 2011 were $443,331 and $890,512, respectively, attributable to amortization of the market value of stock that we granted to employees or consultants.  This non-cash expense resulted from our use of stock during our early years to incentivize key individuals.  The market value of the stock at the time it was issued is being amortized over the term of the employee’s or consultant’s services, thus:

●	In the case of employees, the period of amortization is based on a vesting schedule included in the employees’ contracts. The average vesting period for the employees is 3.07 years.
●
In the case of consultants, the period of amortization is based on the term of the consulting contracts, although amortization will be accelerated if the consulting relationship ceases.  Again, to date, the consultants who received stock have remained involved in the Company’s affairs, so there has been no acceleration of amortization.

At June 30, 2011 there remained $4,792,569 in unamortized stock compensation on the Company’s books. The amortization of this sum will contribute to our future operating expenses as described above.

Operating income for the three months ended June 30, 2011 totaled $11,044,407, an increase of 22% from operating income in the three months ended June 30, 2010.  Operating income for the six months ended June 30, 2011 totaled $20,847,534, an increase of 30% from operating income in the six months ended June 30, 2010.

Other Income (Expenses)

During the three months ended June 30, 2011we recorded $2,235,884 in other income (expenses), compared to other income (expenses) of $4,271,411 in the three months ended June 30, 2010. The primary components of this income in the three months ended June 30, 2011 were:

●	$112,173 in net interest income,
●	A foreign currency transaction loss of $90,677 resulting from changes in exchange rates between the date when Wuxi ZQ recorded revenue from foreign sales and the date on which it received payment, and
●	An income of $2,189,565 related to the change in the fair value of our outstanding common stock purchase warrants.

    During the six months ended June 30, 2011we recorded $11,358,477 in other income (expenses), compared to of $5,544,823 in the six months ended June 30, 2010. The primary components of this income in the six months ended June 30, 2011 were:

●	$219,392 in net interest income,
●	The foreign currency transaction loss of $90,677 described above, and
●	An income of $11,209,384 related to the change in the fair value of our outstanding common stock purchase warrants.

    In the six months ended June 30, 2011, we recorded $219,392 in interest income, primarily attributable to our cash on hand, but also including $80,000 earned on our $1.6 million loan to Harbin Jinhuida Investment Consulting Limited.  During the same period, we incurred no interest expense, as we have no outstanding debt.  By comparison, in the six months ended June 30, 2010, we recorded approximately the same amount of interest income, but incurred $39,660 in interest expense, as we had not yet fully settled the bank loans that Wuxi ZQ had outstanding when we acquired it in 2009.

In 2008 and 2009, the Company issued warrants in conjunction with the issuance of common shares or convertible preferred stock. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the Company may be required to repurchase the warrants at their fair value in certain circumstances, the fair value of the warrants has been recorded as a liability on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  Because the market price of our common stock fell during the six months ended June 30, 2011 and the six months ended June 30, 2010, the fair value of the warrants fell by $11,209,384 and $5,397,280 in those periods respectively, which was recognized on our Statements of Income as other income.  If in future quarters the warrants increase in value (e.g. by reason of an increase in the market price of our common stock), we will record an other expense equal to the amount of the increase.

           For the six months ended June 30, 2011, we recognized a $12,887 investment loss from our 49% equity investment in Beyond E-Tech, Inc., a Texas corporation organized to engage in distributing cellular telephones in the United States.  The acquisition has been recorded as an “investment in unconsolidated entity” on our balance sheet, and our participation in that business will be accounted for through the equity method. Based upon its growing positions in the mobile phone distribution business in the United States, Beyond E-Tech anticipates that it will achieve profitability in three years.  Until then, we will continue to record as investment losses our 49% shares of that company’s losses.   The loss is recorded as equity gain (loss) from unconsolidated entity on our Statements of Income.

The table below presents the components of our pre-tax income during the three and six month periods ended June 30, 2011 and 2010.  Pre-tax income was $41,745 greater in the second quarter of 2010 than in the second quarter of 2011, primarily due to the fact that income attributable to the change in fair value of warrants was $2,001,841 greater in the second quarter of 2010 than in the second quarter of 2011.  On the other hand, pre-tax income was $10,600,286 greater in the first six months of 2011 than in the first six months of 2010, reflecting expansion and improvements in our operations, but also reflecting the fact that income attributable to the change in fair value of warrants was $5,812,104 greater in the first six months of 2011 than in the first six months of 2010.

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Pre-tax income - U.S.	$1,261,751	$3,313,451	$9,378,717	$3,468,262
Pre-tax income - China	$12,017,617	$10,007,662	$22,814,407	$18,124,576
Pre-tax income - total	$13,279,368	$13,321,113	$32,193,124	$21,592,838

The income tax expense as a result of our 2011 operations was $3,007,163 for the three months ended June 30, 2011 and $4,951,713 for the six months ended June 30, 2011, based on the standard 25% tax rate on corporate income in China.  During the three and six months ended June 30, 2010, as a result of Chinese tax laws that reward foreign investment in China, Heilongjiang ZQ was entitled to a 50% tax abatement, which results in an effective corporate tax rate of approximately 12.5%.  Accordingly, we only accrued $810,875 in income taxes on our Chinese income during the three months ended June 30, 2010 and $1,558,027 during the six months ended June 30, 2010.  The table below shows our after-tax net income.

	Three months ended June 30		Increase/ (Decrease)	Six months ended June 30		Increase/ (Decrease)
	2011	2010		2011	2010
Net income	$10,272,205	$12,510,238	(17.9%)	$27,241,411	$20,034,811	36.0%

 Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they are more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended June 30, 2011, the effect of converting our financial results to Dollars was to add $4,621,987 to our accumulated other comprehensive income. During the six months ended June 30, 2010, when the exchange rate was less volatile, the translation adjustment increased our accumulated other comprehensive income by $1,230,789.

Liquidity and Capital Resources

The growth of our Company has been funded by capital contributions - initially those of our founders and in recent years capital raised by the sale of equity to private investors. In December 2010, we obtained gross proceeds of $30 million from the sale of 7.5 million shares of common stock (accompanied by 3.75 million one year warrants) for a price of $4.00 per share. As a result, at June 30, 2011 we had no debt, having satisfied the bank loans that Wuxi ZQ carried when we acquired it, and we had $74,044,694 in cash on hand.

At June 30, 2011 the Company had a working capital balance of $103,498,110, a reduction of $27,653,654 from our working capital at December 31, 2010.  The reduction was attributable to our payment of over $40 million to purchase equipment and construct facilities in Dongguan City where we are constructing a multi-building battery manufacturing facility.

Our accounts receivable at June 30, 2011 totaled $19,509,545.  We have recorded an allowance for doubtful accounts of $68,938.  The allowance was determined by reviewing all accounts remaining open more than sixty days after shipment.  Consideration was given to the prior payment history of the customer, information we gather regarding the financial capability of the customer, and ongoing information gathered by our accounting personnel regarding the customer’s plans for payment.  The allowance reflects the ongoing relationships we have with most of our customers and a high level of confidence in their ability and intent to make full payment.  We had insignificant bad debt expense incurred during the six months ended June 30, 2011.

    At June 30, 2011 we had two long term liabilities:

●	a deferred tax liability of $3,025,847 attributable to the gain we realized when we acquired Wuxi ZQ in May 2009 for a price less than the fair value of its net assets; and
●
a “warrant liability” of $540,419 attributable to the warrants that we issued in our three equity financing transactions in 2008 and 2009.  Pursuant to provisions of ASC 815 (previously: EITF 07-05) that became effective for 2009 and subsequent years, the present value of the outstanding warrants is considered a liability.

The table below sets forth our debt service obligations as of June 30, 2011.
		Less than	1-3	4-5	More than 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-Term Debt Obligations–	$0	$0	$0	$0	$0
Operating Lease Obligations	$140,455	$140,455	$0	$0	$0
Capital Expenditure Obligations	$18,003,601	$18,003,601	$0	$0	$0
Raw Material Purchase Obligations	$17,129,579	$17,129,579	$0	$0	$0
TOTAL	$35,273,635	$35,273,635	$0	$0	$0

Our subsidiaries have sufficient liquidity to fund their near-term operations and to fund the working capital demands of future expansion.  During 2011 and 2012 we intend to invest approximately $57 million in our new Dongguan industrial park, where we plan to develop facilities with a production capacity of $151 million per year.  Our plan is to fund the development from our current capital resources.  If we determine that additional funds are needed for other attractive growth opportunities or for the full implementation of our long term expansion plans for ABAT, we have available $107,508,191 in property, plant and equipment that Harbin ZQPT, Heilongjiang ZQPT, Wuxi ZQ and Dongguan QiangQiang own free of liens, for potential collateral loans. On June 30, 2011 our backlog of firm orders was approximately $61,230,000. Based on that backlog of orders, we believe that secured financing will be available on favorable terms if needed.

Given the financial resources available to the Company, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Restrictions on Dividends and Other Cash Transfers

All of our business operations are carried out by our two subsidiaries and one variable interest entity in China.  In the future, in order for the U.S. parent corporation to pay dividends to our shareholders from the earnings obtained in China, we will have to transfer funds from our Chinese subsidiaries through Cashtech Investment Limited, our BVI subsidiary, and then to Advanced Battery Technologies, our U.S. parent corporation. Our ability to transfer funds in this manner will limited by two factors:

•	Statutory Reserves. The Company Law of the PRC applicable to Chinese companies with foreign ownership provides that net income can be distributed as dividends only after:

a.	Cumulative prior years’ losses have been recouped;
b.	10% of after tax income has been allocated to a statutory surplus reserve until the reserve amounts to 50% of the company’s registered capital;

c.
10% of after tax income has been allocated to a statutory common welfare fund, which is established for the purpose of providing employee facilities and other collective benefits to the company’s employees; and

d.	Allocations have been made to the discretionary surplus reserve, if such a reserve is approved at the meeting of the equity owners.

•
Currency Conversion.  The Chinese Yuan (Renminbi) is not freely convertible into Dollars.  The State Administration of Foreign Exchange (“SAFE”) administers foreign exchange dealings and requires that they be conducted though designated financial institutions.  Foreign Investment Enterprises, such as Harbin ZQPT and Wuxi ZQ, may purchase foreign currency from designated financial institutions in connection with current account transactions, including profit repatriation.

These factors will limit the amount of funds that we can transfer from our Chinese subsidiaries to our U.S. parent company and may delay any such transfer.  In addition, upon repatriation of earnings of our Chinese subsidiaries to the United States, those earnings may become subject to United States federal and state income taxes.  We have not accrued any U.S. federal or state tax liability on the undistributed earnings of our foreign subsidiaries because those funds are intended to be indefinitely reinvested in our international operations.  Accordingly, taxes imposed upon repatriation of those earnings to the U.S. may reduce the net worth of the Company.

Effects of Consolidation of Variable Interest Entity

The financial statements presented in this Report consolidate the financial statements of Advanced Battery Technologies, Inc. with the financial statements of two operating subsidiaries, Harbin ZQPT and Wuxi ZQ.  Also consolidated are the financial statements of an entity, Heilongjiang ZQPT, the legal owners of which are our Chairman, Zhiguo Fu, and four associates.  The financial statements of Heilongjiang ZQPT are consolidated with our financial statements because Heilongjiang ZQPT is a variable interest entity with respect to Harbin ZQPT, which is a wholly-owned subsidiary of Advanced Battery Technologies.  Harbin ZQPT is party to five agreements dated September 8, 2004 with the owners of the registered equity of Heilongjiang ZQPT and with Heilongjiang ZQPT.  The agreements transfer to Harbin ZQPT all of the benefits and all of the risk arising from the operations of Heilongjiang ZQPT, as well as complete managerial authority over the operations of Heilongjiang ZQPT.   Harbin ZQPT is the guarantor of all of the obligations of Heilongjiang ZQPT.

The following table summarizes the effects of consolidating Heilongjiang ZQPT with Advanced Battery Technologies and its subsidiaries as of and for the six months ended June 30, 2011:

	Advanced Battery Technologies and Subsidiaries	Heilongjiang ZQPT	Intercompany Eliminations	Consolidated
Balance Sheet
Current Assets	$64,684,971	$86,958,498	$(40,008,156)	$111,635,313
Property, Plant & Equipment	66,732,249	40,775,942	-	107,508,191
Total Assets	$117,764,410	$131,895,059	-	$249,659,469

Current Liabilities	5,002,660	17,428,554	(14,294,011)	8,137,203
Long-Term Liabilities	3,566,266	-	-	3,566,266
Stockholders’ Equity	123,489,495	114,466,505	-	237,956,000

Statements of Operations - Six Months Ended June 30, 2011
Revenue	35,545,113	31,229,743	(6,782,469)	59,992,387
Gross Profit	10,573,567	14,691,967	(12,915)	25,252,619
Operating Income	7,140,343	13,720,106	(12,915)	20,847,534
Net Income	16,015,332	11,238,994	(12,915)	27,241,411

Statements of Cash Flows - Six Months Ended June 30, 2011
Net Cash (Used In) Provided By Operating Activities	(7,724,941)	20,586,883	-	12,861,942
Net Cash (Used In) Investing Activities	(47,177,008)	(4,478,013)	-	(51,655,020)
Net Cash (Used In) Provided By Financing Activities	-	(37,296,042)	37,296,042	-

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

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

    Since April 2011 four class actions have been commenced in the United States District Court for the Southern District of New York against the Company and certain of the Company’s senior executive officers, asserting violations of the United States securities laws.  The actions are captioned Cohen v. Advanced Battery Technologies, Inc. et al. (Civil Action No. 11-2849), Burns v. Advanced Battery Technologies, Inc. et al. (Civil Action No. 11-2354), Quan v. Advanced Battery Technologies, Inc. et al. (Civil Action No. 11-2279), and Connors v. Advanced Battery Technologies, Inc. et al. (Civil Action No. 11-3098), The complaints allege that the Company, in its filings with the Securities and Exchange Commission, made material misrepresentations and omissions.  The plaintiffs in the actions seek to represent a class of persons who purchased the Company’s common stock between November 24, 2008 and March 30, 2011.  The applications of plaintiffs to be appointed “lead plaintiff” in the consolidated action is pending before the Court.  No specific amount of damages has been alleged.  The Company and its senior management believe that the claims are without merit.  They intend to mount a vigorous defense to the actions and to seek their prompt dismissal after a consolidated complaint is filed.

    On May 18, 2011 an action was commenced in the Supreme Court of New York State for New York County.  The action is captioned Anthony Blumka c/f Quintin Blumka UTMA (NY) v. Zhiguo Fu et al. (Index No. 651343/2011).  On June 28, 2011 an action was commenced in the United States District Court for the Southern District of New York.  The action is captioned Carl Braun v. Zhiguo Fu et al.  (Civil Action No. 11-4383).  Each action purports to be a derivative action on behalf of the Company.  The actions allege that the Company’s Board of Directors breached their fiduciary duties to the Company in connection with the matters that are the subject of the class actions described above.  No specific amount of damages has been alleged.  The Company and its directors believe that the claims are without merit.  They intend to mount a vigorous defense to the actions and to seek their prompt dismissal.

Item 1A.Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sale of Equity Securities

None.

(c)	Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 2nd quarter of 2011.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Reserved.

Item 5.       Other Information.

None.

Item 6.       Exhibits

10.1	Consulting Services Agreement dated September 8, 2004 between Harbin ZhongQiang Power-Tech Co., Ltd. and Heilongjiang ZhongQiang Power-Tech Co., Ltd.

10.2
Operating Agreement dated September 8, 2004 among Harbin ZhongQiang Power-Tech Co., Ltd., Heilongjiang ZhongQiang Power-Tech Co., Ltd., and the shareholders of Heilongjiang ZhongQiang Power-Tech Co., Ltd.

10.3	Proxy Agreement dated September 8, 2004 among Harbin ZhongQiang Power-Tech Co., Ltd., Heilongjiang ZhongQiang Power-Tech Co., Ltd., and the shareholders of Heilongjiang ZhongQiang Power-Tech Co., Ltd.

10.4
Option Agreement dated September 8, 2004 among Harbin ZhongQiang Power-Tech Co., Ltd., Heilongjiang ZhongQiang Power-Tech Co., Ltd., and the shareholders of Heilongjiang ZhongQiang Power-Tech Co., Ltd.

10.5	Equity Pledge Agreement dated September 8, 2004 among Harbin ZhongQiang Power-Tech Co., Ltd. and the shareholders of Heilongjiang ZhongQiang Power-Tech Co., Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BATTERY TECHNOLOGIES, INC.

Date: August 15, 2011	By: /s/ Zhiguo Fu
Name: Zhiguo Fu
Title: Chief Executive Officer

Date: August 15, 2011	By: /s/ Guohua Wan
Name: Guohua Wan
Title: Chief Financial Officer